Form 10KSB
period 2000-03-31
MAS ACQUISITION X CORP
filed 2000-04-25
CIK 1081374

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended  - March 31, 2000

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

     Issuer's telephone number: (812) 479-7266

     Securities registered under Section 12(b) of the Act: None

     Securities registered under Section 12(g) of the Act:

            Common Stock, $.001 par value per share
                           (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES [ x ]   NO [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
     this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

     State issuer's revenues for its most recent fiscal year. $ -0-

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): -0-

     Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
     of securities under a plan confirmed by a court. Yes [   ] No [   ]

             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,519,800 as of March 31, 2000.

			Documents Incorporated by Reference

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

     Transitional Small Business Disclosure Format (Check one): Yes [   ];
     No [ x ]

                         PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

     MAS Acquisition X Corp. (the "Company"), was incorporated on October 7, 1996 in the State of Indiana, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to the Articles of Incorporation, the Company is authorized to issue 80,000,000 shares of Common Stock at $.001 par value and 20,000,000 shares of Preferred Stock at $.001 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held. The Preferred Stock may be divided into Series or Classes by the management of the Company upon the approval of a majority vote of the Directors of the Company. As of March 31, 2000, there are 8,519,800 shares of Common Stock and no shares of Preferred Stock outstanding.

     The Company has been in the developmental stage since inception and has no operations to date. Other than the issuance of shares to its shareholders, the Company never commenced any operational activities.
As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

     The Company became a reporting company in June, 1999 on voluntary basis because the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

     The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.
Management does not intend to undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan described herein.

GENERAL BUSINESS PLAN

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See Item 7. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

    The Company intends to advertise and promote the Company in newspaper, magazine and on the Internet. The Company has not yet prepared any notices or advertisement.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Aaron Tsai, President of the Company will be the key person in the search, review and negotiation with potential acquisition or merger candidates. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholder. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company do not expect to meet personally with management and key personnel of the business opportunity as part of their investigation due to lack of capital. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors.
The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     The Officers of the Company have limited experience in managing companies similar to the Company and shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholder, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

     The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

     It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

ACQUISITION OF OPPORTUNITIES

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws.
In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company does not intend to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

     As part of the Company's investigation, officers and directors of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

     With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

     The Company does not intends to provide the Company's security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

COMPETITION

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

IITEM 2. DESCRIPTION OF PROPERTY.

     The Company currently maintains a mailing address at 1710 E. Division St., Evansville, Indiana 47711, which is the address of its President. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the calendar year covered by this report to a vote of security holders.

                         PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

(a)  Market Information.

There is not market for the Company's securities.

(b)  Holders.

As of March 31, 2000, there were approximately 150 holder of the Company's Common Stock.

(c)  Dividends.

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - October 7, 1996 (Inception) through March 31, 2000.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.
There have been no operations since incorporation.

Liquidity and Capital Resources.

     The Company issued 8,519,800 shares of its Common Stock.
The Company has no operating history and no material assets. The Company has $-0- in cash as of March 31, 2000.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements                                      Page
     Report of Independent Auditors                           F-1
     Balance Sheet at March 31, 2000                          F-2
     Statements of Operations for the Years ended
        March 31, 2000 and 1999, and the
        period from Inception (October 7, 1996) to
        March 31, 2000                                        F-3
     Statement of changes in Stockholders' Equity
        for the period from Inception (October 7, 1996),
        through March 31, 2000                                F-4
     Statements of Cash Flows for the Years ended
        March 31, 2000 and 1999, and the
        period from Inception (October 7, 1996) to
        March 31, 2000                                        F-5
     Notes to Financial Statements                            F-6

                    REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
MAS Acquisition X Corp.

We have audited the accompanying balance sheet of MAS Acquisition X Corp. (a development stage Company) as of March 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years ended March 31, 2000 and 1999, and the period from October 7, 1996 (date of inception) to March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAS Acquisition X Corp. (a development stage Company) as of March 31, 2000, and the results of its operations, and its cash flows for each of the years ended March 31, 2000 and 1999, and the period from October 7, 1996 (date of inception) to March 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 the Company has been in the development stage since inception. Realization of the Company's assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.


/s/ Stark Tinter & Associates, LLC
Stark Tinter & Associates, LLC
Certified Public Accountants


Denver, Colorado
April 17, 2000

                    MAS Acquisition X Corp.
                  (A Development Stage Company)
                         Balance Sheet
                      As of March 31, 2000

                           Assets

Current assets:
  Total current assets                                       $   -

Other assets:
  Organization costs net of amortization of $63                    27

     Total assets                                            $     27

                 Liabilities and Stockholders' Equity

Current liabilities:
  Total current liabilities                                  $    -

Stockholders' equity:
Preferred stock, $.001 par value
   20,000,000 shares authorized,
   none issued or outstanding                                     -
Common stock, $.001 par value,
   80,000,000 shares authorized,
   8,519,800 shares issued and
   outstanding                                                    111
   Deficit accumulated during the
    development stage                                             (84)

     Total liabilities and stockholders' equity              $     27


     Read the accompanying notes to the financial statements.

                       MAS Acquisition X Corp.
                   (A Development Stage Company)
                     Statements of Operations
          For the Years Ended March 31, 2000 and 1999 and
   the Period From Inception (October 7, 1996) to March 31, 2000

                                                        Year         Year        Inception
                                                        Ended        Ended           to
                                                       March 31,    March 31,     March 31,
                                                         2000         1999          2000
Revenue                                               $    -       $    -       $    -

Costs and expenses:
 General and Administrative                                   18          30           84

   Net (loss)                                         $      (18)  $     (30)   $     (84)

Per share information - basic and fully diluted

 Weighted average number
 of common shares
 outstanding                                          8,519,800    8,514,025    8,512,100

 (Loss) per share                                     $   (.00)    $   (.00)    $    (.00)



        Read the accompanying notes to the financial statements.

                        MAS Acquisition X Corp.
                    (A Development Stage Company)
             Statement of Changes in Stockholders' Equity
         For the Period From (Inception) October 7, 1996, through
                           March 31, 2000

                                                    Deficit Accumulated
                                                         During the
                                Common Stock         Development Stage   Total
                              Shares    Amount
Shares issued at inception
 for organization costs
 aggregating $90            8,500,000   $     90       $    -        $      90
Shares issued for
 services at $.001
 per share during
 January, 1997                    500          1                             1
Gift shares issued
 during March, 1997 at
 $.001 per share                7,750          8                             8
Net (loss) for the period        -          -                (18)          (18)
Balance March 31, 1997      8,508,250         99             (18)           81
Net (loss) for the year          -          -                (18)          (18)
Balance March 31, 1998      8,508,250         99             (36)           63
Shares issued for
 services at $.001
 per share during
 September, 1998                  750          1                             1
Gift shares issued
 during September, 1998 at
 $.001 per share               10,800         11                            11
Net (loss) for the year          -          -                (30)          (30)
Balance March 31, 1999      8,519,800        111             (66)           45
Net (loss) for the year          -          -                (18)          (18)
Balance March 31, 2000      8,519,800   $    111       $     (84)    $      27


        Read the accompanying notes to the financial statements.

                            MAS Acquisition X Corp.
                         (A Development Stage Company)
                            Statements of Cash Flows
                 For the Years Ended March 31, 2000 and 1999, and
           the Period From Inception (October 7, 1996) to March 31, 2000

                                                     Year         Year        Inception
                                                     Ended        Ended           to
                                                    March 31,    March 31,     March 31,
                                                     2000         1999           2000

Cash Flows From Operating Activities:
  Net (loss)                                       $      (18)  $      (30)  $      (84)
Adjustments to reconcile net (loss) to net cash
 provided by (used in) operating activities:
  Amortization                                             18           18           63
  Issuance of common stock for services                  -               1            2
  Gift shares issued                                     -              11           19
Net cash provided by (used in)
  operations                                             -            -            -

Cash flows from investing activities:
Net cash provided by (used in)
  investing activities                                   -            -            -

Cash flows from financing activities:
Net cash provided by (used in)
  financing activities                                   -            -            -

Net increase (decrease) in cash and
  cash equivalents                                       -            -            -

Beginning cash and cash equivalents                      -            -            -
Ending cash and cash equivalents                   $     -      $     -      $     -


Supplemental disclosure of cash flow information:

 Cash paid for: Income taxes                       $     -      $     -      $     -
                Interest                           $     -      $     -      $     -

Supplemental schedule of non-cash investing and financing  activities:

 Common shares issued for organization
  costs                                            $     -      $     -      $      90


        Read the accompanying notes to the financial statements.

                       MAS Acquisition X Corp.
                   (A Development Stage Company)
                   Notes to Financial Statements
                          March 31, 2000

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

D. Net loss per share

Net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period.

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

                    MAS Acquisition X Corp.
                (A Development Stage Company)
                Notes to Financial Statements
                       March 31, 2000

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

The Company's net operating loss carryforwards expire in years through 2019.

Note 4. GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern.

As discussed in Note 1 the Company is in the development stage and the realization of its assets is dependent upon its ability to meet its future financing requirements, and the success of its future operations.

Management plans include obtaining additional equity financing and the acquisition of a suitable business venture to provide the opportunity for the Company to continue as a going concern.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                         PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

     The following table sets forth certain information concerning each of the Company's directors and executive officers:

     Name           Age	      Position
     Aaron Tsai     30        Chairman of the Board, President, Chief
                              Executive Officer, and Treasurer

     Aaron Tsai has served as President, Chief Executive Officer,
Treasurer and a Director of the Company since March, 1999. Mr. Tsai is President and Director and may hold or held other positions in the following companies since their inception, which are in parenthesis after the company names: MAS Capital Inc. (September 1999), a venture capital and emerging Internet investment banking firm with operating and public shell companies as subsidiaries. MAS Financial Corp.(August 1995), a financial consulting firm specializing in reverse merger transactions and provides financial advisory services to public and private companies. MASX.com Inc. (February
1999) intends to develope an electronic stock trading facility. As of the date of this filing, MASX has not yet filed applications with the SEC and NASD to become a broker-dealer. MAS Trade.net Inc. (September 1999) is registered with the SEC to become a broker-dealer. The SEC registration is contingent upon NASD membership. As of the date of this filing, MAS Trade has not yet filed application for NASD membership. Aimex Camera Corp. (December 1996), Aimex Distributing Corp. (October 1996) and Aimex Marketing Corp. (October 1996) are in the wholesale distribution of point-and-shoot cameras and inexpensive binoculars. Aimex Distributing Corp. and Aimex Marketing Corp. are currently inactive.

     Aaron Tsai is serving as President, Chief Executive Officer, Treasurer and a Director of the following blank check companies on or after November 1999 for the following companies named in consecutive Roman numerals:

     * MAS Acquisition XXI Corp. through MAS Acquisition CI Corp.
       (21 through 101) All were incorporated in January 1997.

     * MAS Capital I Corp. through MAS Capital X Corp. (1 through 10) All were incorporated in October 1999.

     * MAS Capital XI Corp. through MAS Capital L Corp. (1 through 50) All were incorporated in March 2000.

     Mr. Tsai is Vice President and Director of Hunan Restaurant of Indiana, Inc. (April 1996) and Hunan Restaurant of Boonville, Inc. (November 1996). Both companies were Chinese restaurants and are currently inactive.

     Mr. Tsai was President and Director of following companies: American Multimedia, Inc. from June 1994 to March 2000. American Multimedia was a distributor of multimedia add-on peripherals for personal computers. Aimex Imaging Corp. from November 1995 to March 2000. Aimex Imaging was company intended to distribute multi-functional office equipments.

     Mr. Tsai was President and Director of Aimex International Corporation, ("AIC") from April 1996 to March 1998. AIC was the holding company of American Multimedia, Inc., Aimex Imaging Corp., Aimex Camera (HK) Limited, and Aimex Capital/Finance, Ltd. AIC subsequently became BTC Financial Services. Mr. Tsai was President and Director of both Aimex Camera (HK) Limited ("AHK") (May 1995) and Aimex Capital/Finance, Ltd. (January 1996) ("ACF") since their inception to December 1998. AHK was intended to be an exporter of point-and-shoot cameras from Hong Kong and ACF was intended to be a company providing financing to AIC. Mr. Tsai has been President and Director of Multi Access Systems, Inc. (April 1993)("MASI") since inception to March 1997. MASI was intended to be a computer multimedia company.
Mr. Tsai has served as President, Chief Executive Officer and a Director of Aimex Camera Inc. (November 1990) ("ACI") since inception to December 1997 and President and a Director of Auto Stack Pacific Rim Ltd. ("ASP") from January 1999 to August 1999. ACI was an international camera company distributing worldwide, under Aimex and Rioka brands as well as under private labels, a complete line of 35mm cameras from point-and-shoot cameras and 80mm power zoom cameras. ACI was formed to market or build a patented, automated multi-level parking system licensed by Auto Stack International in Asia.

     The Officer and Director identified in above table is the Company's only promoter.

     The SEC reporting blank check companies that Aaron Tsai served or is serving as President and Director are listed in following table:

                                            File         Date
Incorporation Name            Form type    Number     of Filing(3)  Status(1)
--------------------------   -----------   -------   ------------   ---------
MAS Acquisition I Corp.       Form 10-SB   0-28772   Sep 4, 1996     Merged
MAS Acquisition II Corp.(2)      n/a         n/a         n/a         Merged
MAS Acquisition III Corp.     Form 10-SB   0-24897   Sep 16, 1998    Merged
MAS Acquisition IV Corp.(2)      n/a         n/a         n/a         Merged
MAS Acquisition V Corp.(2)       n/a         n/a         n/a         Merged
MAS Acquisition VI Corp.      Form 10-SB   0-23947   Mar 26, 1998    Merged
MAS Acquisition VII Corp.     Form 10-SB   0-25879   Apr 27, 1999    Merged
MAS Acquisition VIII Corp.    Form 10-SB   0-25881   Apr 27, 1999    Merged
MAS Acquisition IX Corp.      Form 10-SB   0-25791   Apr 15, 1999    Merged
MAS Acquisition X Corp.       Form 10-SB   0-25795   Apr 15, 1999      No
MAS Acquisition XI Corp.      Form 10-SB   0-25797   Apr 15, 1999    Merged
MAS Acquisition XII Corp.     Form 10-SB   0-25883   Apr 27, 1999    Merged
MAS Acquisition XIII Corp.    Form 10-SB   0-27155   Aug 27, 1999    Merged
MAS Acquisition XIV Corp.     Form 10-SB   0-27157   Aug 27, 1999    Merged
MAS Acquisition XV Corp.      Form 10-SB   0-27159   Aug 27, 1999    Merged
MAS Acquisition XVI Corp.     Form 10-SB   0-27161   Aug 27, 1999    Merged
MAS Acquisition XVII Corp.    Form 10-SB   0-27165   Aug 30, 1999    Merged
MAS Acquisition XVIII Corp.   Form 10-SB   0-27167   Aug 27, 1999    Merged
MAS Acquisition XIX Corp.     Form 10-SB   0-27171   Aug 30, 1999    Merged
MAS Acquisition XX Corp.      Form 10-SB   0-27173   Aug 30, 1999    Merged
MAS Acquisition XXI Corp.(2)     n/a         n/a         n/a           No
MAS Acquisition XXII Corp.    Form 10-SB   0-28929   Jan 18, 2000      No
MAS Acquisition XXIII Corp.   Form 10-SB   0-28931   Jan 18, 2000      No
MAS Acquisition XXIV Corp.    Form 10-SB   0-28933   Jan 18, 2000      No
MAS Acquisition XXV Corp.     Form 10-SB   0-28935   Jan 18, 2000      No
MAS Acquisition XXVI Corp.    Form 10-SB   0-28939   Jan 18, 2000      No
MAS Acquisition XXVII Corp.   Form 10-SB   0-28943   Jan 18, 2000      No
MAS Acquisition XXVIII Corp.  Form 10-SB   0-28945   Jan 18, 2000      No
MAS Acquisition XXIX Corp.    Form 10-SB   0-28949   Jan 18, 2000      No
MAS Acquisition XXX Corp.     Form 10-SB   0-28957   Jan 18, 2000      No
MAS Acquisition XXXI Corp.    Form 10-SB   0-28961   Jan 18, 2000      No
MAS Acquisition XXXII Corp.   Form 10-SB   0-28965   Jan 18, 2000      No
MAS Acquisition XXXIII Corp.  Form 10-SB   0-28967   Jan 18, 2000      No
MAS Acquisition XXXIV Corp.   Form 10-SB   0-28969   Jan 18, 2000      No
MAS Acquisition XXXV Corp.    Form 10-SB   0-28971   Jan 18, 2000      No
MAS Acquisition XXXVI Corp.   Form 10-SB   0-28975   Jan 18, 2000      No
MAS Acquisition XXXVII Corp.  Form 10-SB   0-28987   Jan 19, 2000      No
MAS Acquisition XXXVIII Corp. Form 10-SB   0-28979   Jan 18, 2000      No
MAS Acquisition XXXIX Corp.   Form 10-SB   0-28983   Jan 19, 2000      No
MAS Acquisition XL Corp.      Form 10-SB   0-28989   Jan 19, 2000      No
MAS Acquisition XLI Corp.     Form 10-SB   0-28991   Jan 19, 2000      No
MAS Acquisition XLII Corp.    Form 10-SB   0-28993   Jan 19, 2000      No
MAS Acquisition XLIII Corp.   Form 10-SB   0-28995   Jan 19, 2000      No
MAS Acquisition XLIV Corp.    Form 10-SB   0-28997   Jan 19, 2000      No
MAS Acquisition XLV Corp.     Form 10-SB   0-28999   Jan 19, 2000      No
MAS Acquisition XLVI Corp.    Form 10-SB   0-29001   Jan 19, 2000      No
MAS Acquisition XLVII Corp.   Form 10-SB   0-29003   Jan 19, 2000      No
MAS Acquisition XLVIII Corp.  Form 10-SB   0-29005   Jan 19, 2000      No
MAS Acquisition XLIX Corp.    Form 10-SB   0-29007   Jan 19, 2000      No
MAS Acquisition L Corp.       Form 10-SB   0-29009   Jan 19, 2000      No
MAS Acquisition LI Corp.      Form 10-SB   0-29017   Jan 19, 2000      No
-----------------------------------------------------------------------------
(1) Under Merger Status "Merged" represents either a merger or an acquisition has occurred or the company ceased to be a blank check company by operating a specific business and "No" represents that the company is currently seeking a merger or acquisition candidate. More detailed information for each merger is disclosed in following paragraphs.

(2) These non-reporting companies are included for information purposes only. The purpose is to show continuity because these companies are incorporated with consecutive names.

(3) On the 61th day of filing, each company becomes subject to the reporting requirements under the Securities Exchange Act of 1934.

     In December 1997 MAS Acquisition I Corp. ("MAS-I") merged with Sloan Electronics, Inc. ("Sloan") and renamed to Sloan Electronics, Inc. ("SEI"). SEI is a manufacturer of electronics monitoring devices. Pursuant to the Agreement of Merger, MAS-I issued 8,227,070 shares of Common Stock in exchange for 3,561,500 shares of Common Stock of Sloan and Aaron Tsai returned 7,680,083 shares of Common Stock to MAS-I for cancellation. Subsequent to the merger, Mr. Tsai received 100,000 shares of Common Stock for consulting services provided by his company, MAS Financial Corp. SEI subsequently changed its name to Salient Cybertech, Inc. ("SCI"). Mr. Tsai currently is a non-affiliated shareholder of SCI. SCI is currently a SEC reporting company.

     In September 1997 MAS Acquisition II Corp. renamed to ThermoTek Environmental, Inc. ("TEI") and issued 900,000 shares of Common Stock and a non-interest bearing note for $25,000 to WERE International, Inc. to acquire exclusive rights to Apparatus for Converting Waste Materials to Gaseous and Char Materials, US Patent Number 5,104,490. TEI is in the business of licensing waste material recycling technology. Mr. Tsai currently is an affiliated shareholder. TEI is not currently a SEC reporting company and has not filed Form 10 or Form 10-SB.

     In March 1999 MAS Acquisition III Corp. ("MAS-III") merged with SurgiLight, Inc. ("SLI") and renamed to SurgiLight, Inc. ("SurgiLight"). SurgiLight is a manufacturer and retail operator of laser eye surgery equipments. Pursuant to the Agreement of Merger, MAS-III issued 10,394,330 shares of Common Stock for 10,394,330 shares of Common Stock of SLI and Aaron Tsai returned 7,500,000 shares of Common Stock to MAS-III for cancellation. SLI agreed to pay MAS Financial Corp. $100,000 finder's fee and MAS Financial Corp. agrees to pay up to $65,000 in merger related expenses. Mr. Tsai currently is a non-affiliated shareholder of SurgiLight and may provide consulting services through MAS Financial Corp. SurgiLight is currently a SEC reporting company.

     In July 1997, MAS Acquisition IV Corp. renamed to Aimex Distributing Corp. and in July 1997, MAS Acquisition V renamed to Aimex Marketing Corp. Both Aimex Distributing Corp. and Aimex Marketing Corp. markets and distributes cameras. Currently, Aaron Tsai is President, Director and principle shareholder of these two companies. These two companies are not currently SEC reporting companies and have not filed Form 10 or Form 10-SB.

     In March 1999 MAS Acquisition VI Corp. ("MAS-VI") acquired 88.65% of CoalCorp Pty Ltd ("Coal") and renamed to Nu Energy Inc. ("NEI"). Pursuant to the Stock Exchange Agreement, MAS-VI issued 1,301,823 shares of Common Stock for 23,432,786 shares of Coal and issued 359,995 shares of Common Stock to Aaron Tsai as compensation. Mr. Tsai currently is a non-affiliated shareholder of NEI and his company, MAS Financial Corp., provides consulting services to NEI and NEI agreed to pay MAS Financial Corp. a total of $11,000. NEI is currently a SEC reporting company.

     In August 1999 MAS Acquisition VII Corp. ("MAS-VII") merged with Dimgroup, Inc. ("DIM") and renamed to Dimgroup.com Inc. ("DGI"). Pursuant to the Stock Exchange Agreement, MAS-VII issued 7,667,820 shares of Common Stock for 4,500 shares of Common Stock of DIM and Aaron Tsai returned 7,667,820 shares of Common Stock to MAS-VII for cancellation. DIM agreed to pay MAS Financial Corp. a total of $135,000 in consulting fee. Mr. Tsai currently is a non-affiliated shareholder of DGI. MAS Financial Corp. currently provides consulting services to DGI. DGI is currently a SEC reporting company.

     In September 1999 MAS Acquisition VIII Corp. ("MAS-VIII") merged with NetStaff, Inc. ("NETS") and renamed to NetStaff, Inc. ("NTSF"). Pursuant to the Stock Exchange Agreement, MAS VIII issued 8,505,000 shares of Common Stock for 1,669,505 shares of Common Stock of NETS and Aaron Tsai returned 8,505,000 shares of Common Stock to MAS-VIII for cancellation. A consultant of NETS agreed to pay MAS Financial Corp. a total of $150,000 in consulting fee. Mr. Tsai currently is a non-affiliated shareholder of NTSF. NTSF is currently a SEC reporting company.

     In November 1999 MAS Acquisition IX Corp. ("MAS-IX") merged with Airtrax, Inc. ("AITX"). Pursuant to the Agreement and Plan of Merger, AITX issued 114,867 shares of Common Stock in exchange for 8,519,800 shares of Common Stock of MAS-IX. AITX agreed to pay MAS Financial Corp. a total of $50,000 in consulting fee. Mr. Tsai currently is a non-affiliated shareholder of AITX. AITX is currently a SEC reporting company.

     In January 2000 MAS Acquisition XI Corp. ("MAS-XI") merged with Bluepoint Software Co., Ltd ("BSC") and renamed to Bluepoint Linux
Software Corp. ("BLPT"). Pursuant to the Plan and Agreement of Reorganization MAS-XI issued 15,500,000 shares of Common Stock for all of the shares of Common Stock of BSC and MAS Capital Inc., returned 8,203,133 shares of Common Stock to MAS-XI for cancellation. Mr. Tsai currently is an affiliated shareholder of BLPT and will become a non-affiliated shareholder of BLPT, 90 days after his resignation as an officer/director. BLPT is currently a SEC reporting company.

     In November 1999 MAS Acquisition XII Corp. ("MAS-XII") merged with Netserv Caribbean Limited ("NETSERV") and renamed to Netserv
Communications Inc. ("NETC"). Pursuant to the Stock Exchange Agreement. MAS-XII issued 4,912,400 shares of Common Stock for 6,412,400 shares of Common Stock of NETSERV and MAS Capital Inc.returned 8,220,833 shares of Common Stock to MAS-XII for cancellation. NETSERV agreed to pay MAS Financial Corp. a total of $200,000 in consulting fee. Mr. Tsai currently is a non-affiliated shareholder of NETC. NETC is currently a SEC reporting company.

     In December 1999 MAS Acquisition XIII Corp. ("MAS-XIII") acquired LoanRates Online, Inc. ("LOAN") as a wholly owned subsidiary and renamed to LoanRates Online.com, Inc. ("LROC"). Pursuant to the Plan and
Agreement of Reorganization, MAS-XIII issued 8,627,000 shares of Common Stock for all of the issued and outstanding shares of LOAN and MAS
Capital Inc. returned 8,215,000 shares of Common Stock to MAS-XIII for cancellation. A consultant of LOAN agreed to pay MAS Financial Corp. a total of $90,000 in consulting fee. Mr. Tsai currently is a non-affiliated shareholder of LROC. MAS Financial Corp. currently provides consulting services to LROC. LROC is currently a SEC reporting company.

     In March 2000 MAS Acquisition XIV Corp. ("MAS-XIV") were acquired by PDC Innovative Industries, Inc ("PDCI") through MRC Legal Services Corporation. ("MRC") Pursuant to the Shell Acquisition and Stock Purchase Agreement, MAS Capital Inc. sold 8,250,000 shares of Common Stock of MAS-XIV for $80,000 to MRC. In addition MRC agreed to pay MAS Capital Inc. 250,000 shares of common stock of PDCI for consulting services. Mr. Tsai currently is an affiliated shareholder PDCI and will become a non-affiliated shareholder 90 days after his resignation as an officer/director. PDCI is currently a SEC reporting company.

     In February 2000 MAS Acquisition XV Corp. ("MAS-XV") were acquired by National Rehab Properties, Inc. ("NRPI") through MRC Legal Services Corporation. ("MRC") Pursuant to the Shell Acquisition and Stock Purchase Agreement, MAS Capital Inc. sold 8,250,000 shares of Common Stock of MAS-XV for $80,000 to MRC. In addition MRC agreed to pay MAS Capital Inc. 125,000 shares of common stock of NRPI for consulting services. Mr. Tsai currently is an affiliated shareholder NRPI and will become a non-affiliated shareholder 90 days after his resignation as an officer/director. NRPI is currently a SEC reporting company.

     In February 2000 MAS Acquisition XVI Corp. ("MAS-XVI") were acquired by Payforview.com Corp. ("PAYV") through MRC Legal Services Corporation. ("MRC") Pursuant to the Shell Acquisition and Stock Purchase Agreement, MAS Capital Inc. sold 8,250,000 shares of Common Stock of MAS-XVI for $80,000 to MRC. In addition MRC agreed to pay MAS Capital Inc. 50,000 shares of common stock of PAYV for consulting services. Mr. Tsai currently is an affiliated shareholder PAYV and will become a non-affiliated shareholder 90 days after his resignation as an officer/director. PAYV is currently a SEC reporting company.

     In March 2000 MAS Acquisition XVII Corp. ("MAS-XVII") were acquired by Tianrong Internet Products and Services, Inc. ("TIPS") Pursuant to the Stock Purchase Agreement, MAS Capital Inc. sold 8,250,000 shares of Common Stock of MAS-XVII for $200,000. Mr. Tsai currently is an affiliated shareholder TIPS and will become a non-affiliated shareholder 90 days after his resignation as an officer/director. TIPS is currently a SEC reporting company.

     In March 2000 MAS Acquisition XVIII Corp. ("MAS-XVIII") were acquired by Tianrong Building Material Holdings, Ltd. ("TNRG") Pursuant to the
Stock Purchase Agreement, MAS Capital Inc. sold 8,250,000 shares of Common Stock of MAS-XVIII for $200,000. Mr. Tsai currently is an affiliated shareholder TNRG and will become a non-affiliated shareholder 90 days after his resignation as an officer/director. TNRG is currently a SEC reporting company.

     In March 2000 MAS Acquisition XIX Corp. ("MAS-XIX") were acquired by Pinnacle Business Management, Inc. ("PCBM") through MRC Legal Services Corporation. ("MRC") Pursuant to the Shell Acquisition and Stock Purchase Agreement, MAS Capital Inc. sold 8,250,000 shares of Common Stock of MAS-XIX for $80,000 to MRC. In addition MRC agreed to pay MAS Capital Inc. 400,000 shares of common stock of PCBM for consulting services. Mr. Tsai currently is an affiliated shareholder PCBM and will become a non-affiliated shareholder 90 days after his resignation as an officer/director. PCBM is currently a SEC reporting company.

     In March 2000 MAS Acquisition XX Corp. ("MAS-XX") were acquired by Starfest, Inc. ("SFST") Pursuant to the Stock Purchase Agreement, MAS Capital Inc. sold 8,250,000 shares of Common Stock of MAS-XX for $100,000.
In addition SFST agreed to pay MAS Capital Inc. 150,000 shares of common stock of SFST. Mr. Tsai currently is an affiliated shareholder SFST and will become a non-affiliated shareholder 90 days after his resignation as an officer/ director. SFST is currently a SEC reporting company.

PRIOR BLANK CHECK OFFERINGS

     Mr. Aaron Tsai was involved in a number of blank check offerings to the public, while serving as an officer and or director of following companies: On September 11, 1996, Multi Access Systems Inc. gifted 23,600 shares of its common stock in reliance on Regulation S to non-U.S. persons for the purpose of increasing the number of shareholders. On July 1, 1997
MAS Acquisition I corp. and on March 16, 1997, MAS Acquisition II Corp.,
MAS Acquisition III Corp., MAS Acquisition IV Corp., MAS Acquisition V Corp., MAS Acquisition VI Corp., MAS Acquisition VII Corp., MAS Acquisition VIII Corp., MAS Acquisition IX Corp., MAS Acquisition X Corp., MAS Acquisition XI Corp., MAS Acquisition XII Corp., MAS Acquisition XIII Corp., MAS Acquisition XIV Corp., MAS Acquisition XV Corp. and MAS Acquisition XVI Corp., each gifted 3,100 shares of its common stock, respectively, in reliance on Regulation S to non-U.S. persons for the purpose of increasing the number of shareholders. On September 30, 1998, MAS Acquisition III Corp. gifted 2,070 and MAS
Acquisition VI Corp. gifted 3,070 shares of its common stock, in reliance on Regulation S to non-U.S. persons for the purpose of increasing the number of shareholders. Other MAS Acquisition companies (Roman numerals 17 through 101) have made similar gifting of shares.

CONFLICTS OF INTEREST

     Members of the Company's management is associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in Aaron Tsai acting as officer and director of the Company. Insofar as the officer and director is engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.

     The officer and director of the Company is and may in the future become shareholder, officer or director of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individual acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individual in the performance of his duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

     The officer and director is, so long as he is officer or director of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that he is affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies in which the officer and director is affiliated with both desire to take advantage of an opportunity, then said officer and director would abstain from negotiating and voting upon the opportunity. However, the officer and director may still take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

     Aaron Tsai, President of the Company may be compensated in form of shares of common stock of the Company upon completion of an acquisition or merger. It is possible that such compensation may become a factor in negotiations and present conflict of interest. Aaron Tsai will use his best efforts to resolve equitably any conflicts that might result during negotiations for an acquisition or merger.

     There are no agreements or understandings for Aaron Tsai to resign at the request of another person and that Aaron Tsai is not acting on behalf of or will act at the direction of any other person except at the time of the acquisition or merger and at the request of the controlling persons of the acquisition or merger candidate. The Company expects that the controlling persons of the acquisition or merger candidate will ask all of the current Officers and Directors to resign at the time of the acquisition or merger because they will become controlling persons of the Company.

INDEMNIFICATION OF DIRECTORS AND OFFICERS.

     The Company shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Indiana, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or served any other enterprise as director, officer or employee at the request of the Company. The Board of Directors, in its discretion, shall have the power on behalf of the Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the Company.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE COMPANY FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE. EXECUTIVE COMPENSATION.

ITEM 10. EXECUTIVE COMPENSATION.

     None of the Company's current officers or directors receive any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past.
They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. The Company currently has no funds available to pay officer or directors. Further, none of the officer or directors are accruing any compensation pursuant to any agreement with the Company.

     It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

     It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available.
The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

     The Company plans to compensate Aaron Tsai, President of the Company between 800,000 to 1,500,000 shares of Common Stock of the Company for his services in connection with completion of an acquisition or merger. The Company does not intend to compensate any other Officers and Directors of the Company or consultants in connection with completion of an acquisition or merger in any form other than in form of Common Stock to the President of the Company and in form of finders fee to the consultant(s).

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT.

PRINCIPLE STOCKHOLDERS

     The following table sets forth certain information as of March 31, 2000 regarding the beneficial ownership of the Company's Common
Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and (iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

                       	     	        Number of            Percentage of
Name and Address	              Shares Owned           Shares owned
MAS Capital Inc.                        8,250,000                 96.83%
1710 E. Division St.
Evansville, IN 47711

Aaron Tsai (1)                          8,250,000                 96.83%
c/o MAS Capital Inc.
1710 E. Division St.
Evansville, IN 47711

All Directors & Officers                8,250,000                 96.83%
as a group (1 person)

--------------------
(1) Aaron Tsai is an officer, director and controlling person of MAS Capital Inc., the parent company of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to
Item 404 of Regulation S-B.

                        PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K.

(a)  Financial Statements are contained in Item 7.

(b)  Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)  Exhibits.

(3.0)       Articles of Incorporation as filed with the Form
            10-SB Registration Statement on April 15, 1999.

(3.1)       Bylaws of the Company as filed with the Form
            10-SB Registration Statement on April 15, 1999.

SIGNATURES

	 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MAS ACQUISITION X CORP.



Date: April 25, 2000

                           By: /s/ Aaron Tsai
                               __________________________________
                               Aaron Tsai
                               President, Chief Executive Officer
                               Treasurer and Director