Form 10QSB
period 2000-06-30
HOME FINANCING CENTERS INC/MA
filed 2000-08-14
CIK 1081374

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Check One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) UNDER THE SECURITIES EXCHANGE
      ACT OF 1934
                  For the Quarterly Period ended June 30, 2000

[ ] TRANSITIONREPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period _________________ to ____________________

                    Commission File No._____________________



                           HOME FINANCING CENTERS, INC
        (Exact Name of Small Business Issuer as specified in its charter)


                  NEVADA                               93-1249831
     (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)             Identification Number)


           112-114 Burrill Street Swampscott, Massachusetts 01907-1808
                    (Address of principal executive offices)


                                 (781) 596-1992
                           (Issuer's telephone number)



      (Former name, former address and former fiscal year, if changed since last report)


   APPLICABLE ONLY TO ISSUERS INVOLVED BANKRUPTCY PROCEEDINGS DURING THE PAST
                                   FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the last practicable date:


17,802,124 as of August 10, 2000..


Transitional Small Business Disclosure Format (Check One)  Yes [X]  No [   ]

                         PART I - FINANCIAL INFORMATION


Item 1.      Financial Statements

                          HOME FINANCING CENTERS, INC.
                         (FORMERLY KENTEX ENERGY, INC.)

                                 BALANCE SHEET

                                     As of
                                 June 30, 2000

                                     ASSETS

Current Assets:
  Cash                                                   $ 25,391
  Restricted Cash                                              79
  Shareholder Loan Receivable                             138,390
                                                         --------
                                                         $163,860
Fixed Assets:
  Office Furniture                                          6,123
  Office Equipment                                         32,968
                                                         --------
                                                           39,091
  Less: Accumulated Depreciation                           15,516
                                                         --------
                                                         $ 23,575
Other Assets:
  Cash Surrender Value of Officer's Life Insurance          4,515
  Deposits                                                  1,243
  Computer Software, Net of Amortization                   80,211
  Prepaid Taxes                                            29,579
                                                         --------
                                                         $115,548
                                                         --------
Total Assets                                             $302,983
                                                         ========




                      SEE ACCOUNTANTS' COMPILATION REPORT

                          Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

                                 Balance Sheet

                                     As of
                                 June 30, 2000


--------------------------------------------------------------------------------

                                  LIABILITIES

Current Liabilities
     Current Portion of Long Term Debt                            $   9,824
          Line of Credit                                             25,000
          Accounts Payable                                           17,581
          Accrued Profit Sharing                                     30,000
          Accrued Taxes                                               9,138
                                                                  ---------
                                                                  $  91,543

Long Term Debt
          Note Payable                                            $  49,250
          Less: Less Current Portion                                  9,824
                                                                  ---------
                                                                  $  39,426
                                                                  ---------
Total Liabilities                                                 $ 130,969

                              SHAREHOLDER'S EQUITY

     Common Stock, ($0.01 Par Value), $50,000,000 Shares Authorized,
          17,802,824 Shares Issued & Outstanding                    236,991

     Convertible Preferred Stock, ($0.01 Par Value
          2,000,000 Shares Authorized; 1,615 Issued & Outstanding)    9,002

     Additional Paid In Capital                                     351,327

     Retained Earnings                                             (425,306)
                                                                  ---------
                                                                  $ 172,014
                                                                  ---------

Total Liabilities & Shareholder's Equity                          $ 302,983
                                                                  =========


                      SEE ACCOUNTANTS' COMPILATION REPORT

                          Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

                    Statement of Retained Earnings (Deficit)


                            For the Six Months Ended
                                 June 30, 2000
-------------------------------------------------------------------------------


Balance--January 1, 2000                              $(238,685)

Net Income (Loss)                                       (71,671)
                                                      ---------
Balance--March 31, 2000                               $(310,356)

Net Income (Loss)                                      (114,950)
                                                      ---------
Balance--June 30, 2000                                $(425,306)
                                                      =========










                      SEE ACCOUNTANTS' COMPILATION REPORT

                          Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

                               Income Statements

                           For the Three Months Ended
                           March 31 to June 30, 2000
                                       &
                            For the Six Months Ended
                                 June 30, 2000
-------------------------------------------------------------------------------

                                                      For the Three     For the Six       For the Three
                                                          Months           Months            Months
                                                       March 31, to        Ended             Ended
                                                      June 30, 2000    June 30, 2000      March 31, 2000
                                                      --------------   -------------      --------------
Net Mortgage Fees Earned                              $  77,478         $ 108,251         $ 30,773
                                                      ---------         ---------         --------
Cost Of Closing
         Appraisal Fees                                   3,795             4,970            1,175
         Closing Expenses                                11,402            11,921              519
         Referral Fees                                      700             1,735            1,035
         Credit Report Fees                              (3,110)            1,756            4,866
         Internet Services                                4,057            15,933           11,876
         Other Miscellaneous Fees                           896               982               86
                                                      ---------         ---------         --------
Total Costs Of Closing                                $  17,740         $  37,297         $ 19,557
                                                      ---------         ---------         --------
Gross Profit                                          $  59,738         $  70,954         $ 11,216

Selling, General & Administrative Expenses            $ 191,204         $ 284,303         $ 93,099
                                                      ---------         ---------         --------
Operating Income (Loss)                               $(131,466)        $(213,349)        $(81,883)

Other (Deductions):
         Interest Income                              $      81         $      81         $     --
         Interest Expense                                  (770)           (2,932)          (2,162)
                                                      ---------         ---------         --------
Income (Loss) Before Income Tax Expense (Benefit)     $(132,155)        $(216,200)        $(84,045)

Income Tax Expense (Benefit)                          $ (17,205)        $ (29,579)        $(12,374)
                                                      ---------         ---------         --------
Net Income (Loss)                                     $(114,950)        $(186,621)        $(71,671)
                                                      =========         =========         ========




                      SEE ACCOUNTANTS' COMPILATION REPORT

                          Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

                            Statements of Cash Flow

                           March 31 to June 30, 2000
                                       &
                            For the Six Months Ended
                                 June 30, 2000



                                                            For the Three               For the Six                For the Three
                                                               Months                      Months                     Months
                                                            March 31, to                   Ended                      Ended
                                                            June 30, 2000              June 30, 2000              March 31, 2000
                                                            -------------              -------------              --------------
RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  Net Income                                                $(114,950)                  $(186,621)                 $ (71,671)

 Adjustments to Reconcile Net Income to Net Cash
  Provided (Used) by Operating Activities:
   Depreciation                                                1,845                        3,352                      1,496
   Amortization                                                4,325                        6,082                      1,757
  Change in Current Assets and Liabilities:
   Decrease in Accounts Receivable                              --                      100,000                    100,000
   Increase in Shareholder Receivable                         (1,516)                      (1,536)                        --
   Decrease in Prepaid Insurance                                 657                        1,643                        986
   Increase in Prepaid Taxes                                (17,205)                     (29,579)                   (12,374)
   Increase (Decrease) in Accounts Payable                     6,892                     (160,535)                  (167,427)
   Increase in Accrued Profit Sharing                             --                           --                         --
   Decrease in Accrued Taxes                                      --                       (3,000)                    (3,000)
     Total Adjustments                                     ----------                   ---------                  ---------
                                                           $  (5,013)                   $ (83,573)                 $ (78,560)
                                                           ----------                   ---------                  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  $(119,963)                   $(270,194)                 $(150,231)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures                                       (7,500)                      (9,095)                    (1,595)
   Development of Website Software                           (51,350)                     (83,873)                   (32,523)
   Additional Paid in Capital Received                        51,827                      351,327                    299,500
   Issuance of Common Stock                                       --                       28,000                     28,000
                                                           ----------                   ---------                  ---------
NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES        $  (7,023)                   $ 286,359                  $ 293,382

CASH FLOWS FROM FINANCING ACTIVITIES
   Decrease (Increase) in Restricted Cash Accounts               544                           52                       (492)
   (Increase) in Cash Surrender Value of Officer's Life
    Insurance                                                     --                           --                         --
   Payments on Line of Credit                                (66,666)                     (71,166)                    (4,500)
   Borrowings on Line of Credit                                5,439                       14,500                      9,061
   Payments on Note                                             (750)                        (750)                        --
   Borrowings on Note                                         50,000                       50,000                         --
                                                           ----------                   ---------                  ---------
NET CASH (USED BY) FINANCING ACTIVITIES                    $ (11,433)                   $  (7,364)                 $   4,069
                                                           ----------                   ---------                  ---------
NET (DECREASE) IN CASH                                     $(138,419)                   $   8,801                  $ 147,220
                                                           ----------                   ---------                  ---------
CASH BALANCE, BEGINNING OF PERIOD                          $ 163,810                    $  16,590                  $  16,590
                                                           ----------                   ---------                  ---------
CASH BALANCE, END OF PERIOD                                $  25,391                    $  25,391                  $ 163,810
                                                           ==========                   =========                  =========
CASH PAID DURING THE PERIOD FOR:                           $     770                    $   2,932                  $   2,162
                                                           ==========                   =========                  =========
 Interest









                      SEE ACCOUNTANTS' COMPILATION REPORT

                          Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

                         Notes to Financial Statements

                                 June 30, 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of HOME FINANCING CENTERS, INC. (FORMERLY KENTEX ENERGY, INC.) (the Company) is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Business Activity

The Company was formed in May, 1993 to provide residential mortgage loans, refinancing and home equity loans. The company's offices are located in Swampscott, Massachusetts.

On January 13, 2000, the Company shareholder exchanged his stock with Kentex Energy, Inc. Over the Counter (OTCBB). As part of the exchange Kentex Energy, Inc. agreed to change its name to Home Financing Centers, Inc. pursuant to a planned reorganization.

Basis of Financial Statement Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting. The accounting method recognizes revenues in the accounting period in which they are earned and expenses when they are incurred regardless of when cash is paid or received.

NOTE B - CASH - RESTRICTED BALANCES

As part of a contractual relationship with the company's lenders certain fees earned by the company are not immediately available. The fees are required to remain on deposit with the lendor until certain reserves are met. Additionally, the Company acts as an escrow agent for certain closings by specific lendors. The Company can only access these funds after a settlement sheet is presented by the title company at closing.

                          Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

                         Notes to Financial Statements

                                 June 30, 2000
------------------------------------------------------------------------------

NOTE C - FIXED ASSETS

Fixed Assets are carried at historical cost. The depreciation of the Property and Equipment is provided using the straight-line method for financial reporting purposes.

The estimated useful lives of the assets are as follows:

          Office Furniture              10 Years
          Office Equipment               5 Years
          Computer Equipment             3 Years
          Capitalized Leases             5 Years

Expenditures for maintenance and repairs are charged to expense as incurred.

NOTE D - LINE OF CREDIT

The Company has a Warehouse Line of Credit in the amount of $1,000,000, with nothing outstanding at June 30, 2000. This line bears interest at prime plus 1%. Under terms of the agreement the Company can draw funds on pre-approved mortgages based on certain underwriting criteria. These funds are paid back as each loan is closed with the ultimate lender. Interest is payable monthly on construction loans and at the time of sale for all other loans. This loan commitment can be terminated only upon 120 days written notice from either party.

NOTE E - NOTE PAYABLE

The Company has a note payable in the amount of $50,000, with $49,250 at June 30, 2000. This note is payable over the next 46 months at $1,417 per month at and interest rate of 15.99%.

NOTE F - COMMON STOCK

The Company has 50,000,000 shares of common stock authorized, 17,802,824 shares issued and outstanding at a $0.01 par value.

       Item 2. Management's Discussion and Analysis or Plan of Operation


Overview

      We are emerging as a leading Internet destination site for homeowners and homebuyers, providing a fundamentally better way to finance the purchase of a home. We are engaged in the brokerage, origination and sale of mortgage loans secured by residential real estate.


      We were incorporated in Massachusetts in 1993 and merged with Kentex Energy Group in January 2000. We began our mortgage broker services in 1993 and launched our website in 1996 and first derived revenues as an online mortgage broker in 1996.


      We derive our transactions revenues primarily from the brokering of home loans. We charge a fixed processing fee, a credit report fee and a markup on the lender's loan price. We recognize revenues when the loan is closed, at which time the lender pays us. Additionally, we also derive revenues from origination and sale of loans. Originated and sold loans are loans that are funded through our own warehouse line of credit and sold to mortgage loan purchasers. Loan origination and sale of revenues consist of proceeds in excess of the carrying value of the loan, origination fees less certain direct origination costs, and processing fees. We earn additional revenue from loan origination and sale operations as compared to brokered loan operations because the dale of loans includes a service release premium.


      To date, we have generated transactions revenues primarily through our consumer-direct channel. We reach customers online and offline through television, radio and print media, as well as our relationships with other real estate professionals. We intend to aggressively expand into other market channels, including Realtors, homebuilders, financial institutions, mortgage brokers and relocation specialists. We hope to derive mortgage fees and other revenues from these channels in the future.


      Since inception, we have relied solely on the expertise of Gary J. Kovner, the Chief Executive Officer and sole director of the Company. We have a limited operating history upon which investors may evaluate our business and prospects. We intend to expend significant financial and management resources on developing additional products and services, increasing marketing activities, improving our technologies and expanding our operations. As a result, we expect to incur losses and negative cash flow for the foreseeable future. Our revenues may not increase or even continue at their current levels, and we may not achieve or maintain profitability or generate cash from operations in future periods. Our prospects should be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development.


Three Months Ended June 30, 2000, Compared to Three Months Ended March  31, 2000


      Revenues. Total revenues increased by $46,705 to $77,478 for the three months ended June 30, 2000 from $30,773 for the three months ended March 31, 2000. The increase in total revenues primarily resulted from an increase in transaction revenues due to a higher number of closed loans in the second quarter.


      Operations. Our operations expenses primarily consist of the cost of closing loans, including obtaining title and credit reports, appraisals, document shipping and handling and other expenses associated with loan closings. Operations expenses decreased $1,817 to $17,740 for the three months ended June 30, 2000 from $ 19,557 for the three months ended March 31, 2000.


Sales and Marketing/General and Administrative Expenses


Our general and administrative expenses primarily consist of compensation and benefits for finance, administrative and human resources personnel, fees for professional advisors and rent and other overhead. General and administrative expenses increased $98,105 to $191,204 for the three months ended June 30, 2000 from $93,099 for the three months ended March 31, 2000. We experienced an increase in the second quarter because of the substantial commitment in the second quarter to a major newspaper and radio advertising campaign and the purchase of a highly desirable toll-free telephone number and radio jingle, enhancement of our website, sales and marketing and higher occupancy costs related to an increase in the square footage leased at our corporate headquarters in Swampscott, Massachusetts. We anticipate that selling and marketing expenses will increase as we hire additional marketing personnel and increase expenditures for promotion and marketing.


Year Ended December 31, 1999 Compared to Year Ended December 31, 1998


      Revenues. Total revenues decreased by $36,993 to $ 547,148 in 1999 from $584,141 in 1998. The decrease in total revenues was primarily the result of decreased transactions revenues due to a lower number of closed loans.


      Operations. Operations expenses, which includes costs of closing loans, decreased $22,419 to $117,051 in 1999 from $139,470 in 1998. This decrease was primarily attributable to a decrease in the costs of credit reports and house appraisals and other services utilized in closing loans due to increased efficiency in technology and competition in the industry.


Sales and Marketing/General and Administrative Expenses.


General Administrative Expenses, which includes sales and marketing expenses, increased $32,211 to $ 329,751 in 1999 from $ 297,540 in 1998. This increase was attributable to a combination of factors, including, increase in administrative salaries, additional insurance expenses, and sales and marketing activities. During 1999, we also upgraded our website and began hiring additional personnel. We expect that operations expenses will increase in the future as we hire additional personnel, expand our facilities and incur associated expenses to support our anticipated growth.


Liquidity and Capital Resources


    The Company has experienced a period of rapid growth that has placed a significant strain on its resources. The Company's near and long-term strategies focus on exploiting existing and potential competitive advantages while eliminating or mitigating competitive disadvantages. In response to current market conditions and as part of its ongoing corporate strategy, the Company is pursuing several initiatives intended to increase liquidity and better position the Company to compete under current market conditions.

                           PART II OTHER INFORMATION


Item 5.   Other Information


On January 5, 2000, we entered into a Plan and Agreement of Reorganization (the "Merger Agreement") with Home Financing Centers, Inc., a Massachusetts company, which was operating a mortgage brokerage business. Pursuant to the Merger Agreement, we issued 13,000,000 shares of our common stock to Mr. Gary J. Kovner, the sole shareholder of Home Financing Centers,Inc. a Massachusetts Corporation, in exchange for all of the outstanding shares of that company. Immediately prior to the merger, the Company changed its name to Home Financing Centers, Inc. On or about January 13, 2000, the transaction was consummated and we began operating as a mortgage broker.


In April, 2000, we completed a private placement of our common stock to accredited investors. The sale of the stock was in accordance with Regulation D. As a result of the offering, the Company raised approximately $290,000. The company used the proceeds to further develop its website and online business.


On April 26, 2000, the Company exchanged 315,000 of its common stock with MAS Capital, Inc. and acquired a 96.83% of MAS Acquisition X Corp., an Indiana company that was a reporting company under the Securities and Exchange Act of 1934, as amended. Under Section 12(g)-3(a) of the Rules of the Exchange Act, we are permitted and have elected to continue reporting by becoming a successor issuer to MAS Acquisition X Corp.


Item 6. Exhibits and Reports on Form 8-K


(a)   Exhibits


None


(b)   Reports on Form 8-K


   Current Report on Form 8-K, dated May 16, 2000.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:                         Home Financing Centers, Inc.

                              /s/ Gary J. Kovner
                              -----------------------
                              Gary J. Kovner, President