Form 10QSB
period 2000-09-30
HOME FINANCING CENTERS INC/MA
filed 2000-11-27
CIK 1081374

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Check One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) UNDER THE SECURITIES EXCHANGE
    ACT OF 1934
               For the Quarterly Period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period _________________ to ____________________

                          Commission File No.000-25795

                           HOME FINANCING CENTERS, INC
                          ----------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

            NEVADA
 (State or other jurisdiction                    93-1249831
 of incorporation or organization)   (IRS Employer Identification Number)

           112-114 BURRILL STREET SWAMPSCOTT, MASSACHUSETTS 01907-1808
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (781) 596-1992
                           (Issuer's telephone number)
                           --------------------------

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

State the number of shares outstanding of each of the issuers classes of common equity, as of the last practicable date: 17,902,124 as of September 30, 2000.

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [ ]

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements



                          Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

                                  Balance Sheet

                                      As of
                               September 30, 2000
--------------------------------------------------------------------------------
                                     ASSETS

Current Assets:
      Cash                                                   $ 12,432
      Restricted  Cash                                            913
      Other Loans Receivable                                    4,102
      Shareholder Loan Receivable                             138,390
                                                            ----------
                                                            $ 155,837

Fixed Assets:
      Office Furniture                                          6,836
      Office Equipment                                         33,753
                                                            ----------
                                                               40,589
      Less: Accumulated Depreciation                           17,510
                                                            ----------
                                                             $ 23,079

Other Assets:
      Cash Surrender Value of Officer's Life Insurance          4,515
      Deposits                                                  1,243
      Computer Software, Net of Amortization                   75,886
      Prepaid Taxes                                            46,475
                                                            ----------
                                                            $ 128,119

                                                            ----------
Total Assets                                                $ 307,035
                                                            ==========

                          Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

                                  Balance Sheet

                                      As of
                               September 30, 2000
--------------------------------------------------------------------------------

                                   LIABILITIES

Current Liabilities:
       Current Portion of Long Term Debt                    $  20,436
       Line of Credit                                          46,724
       Accounts Payable                                        27,815
       Accrued Profit Sharing                                  30,000
       Accrued Taxes                                            9,138
                                                            ---------
                                                            $ 134,113

 Long Term Debt
       Note Payable                                         $  71,938
       Less: Less Current Portion                              20,436
                                                            ---------
                                                             $ 51,502

                                                            ---------

 Total Liabilities                                          $ 185,615

                              SHAREHOLDER'S EQUITY

       Common Stock,(No Par Value) 50,000,000 Shares
            Authorized, 17,902,124 Shares Issued &
            Outstanding                                       236,991

       Convertible Preferred Stock, ( $0.01 Par Value
            2,000,000 Shares Authorized;1615 Issued &
            Outstanding)                                        9,002

       Additional Paid In Capital                             398,827

       Retained Earnings (Deficit)                           (523,400)
                                                            ---------
                                                            $ 121,420
                                                            ---------

 Total Liabilities & Shareholder's Equity                   $ 307,035
                                                            =========

                          Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

                    Statement of Retained Earnings (Deficit)

                            For the Nine Months Ended
                               September 30, 2000
--------------------------------------------------------------------------------

       Balance - January 1, 2000                           $ (238,685)


       Net Income (Loss)                                     (186,621)

                                                           ----------
       Balance - June 30, 2000                             $ (425,306)


       Net Income (Loss)                                      (98,094)
                                                           ----------
       Balance - September 30, 2000                        $ (523,400)
                                                           ==========

                          Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

                                Income Statements

                           For the Three Months Ended
                          June 30 to September 30, 2000
                                        &
                            For the Nine Months Ended
                               September 30, 2000
--------------------------------------------------------------------------------

                                                      For the Three     For the Nine      For the Six
                                                         Months             Months           Months
                                                       June 30, to          Ended             Ended
                                                   September 30, 2000  September 30, 2000  June 30, 2000
                                                   ------------------  ------------------  -------------

Net Mortgage Fees Earned                                $  40,557         $ 148,808         $ 108,251
                                                        ---------         ---------         ---------
Cost Of Closing:
         Appraisal Fees                                     6,645            11,615             4,970
         Closing Expenses                                      --            11,921            11,921
         Referral Fees                                      2,549             4,284             1,735
         Credit Report Fees                                  (366)            1,390             1,756
         Internet Services                                  4,319            20,252            15,933
         Other Miscellaneous Fees                           3,202             4,184               982
                                                        ---------         ---------         ---------

Total Costs Of Closing                                  $  16,349         $  53,646         $  37,297
                                                        ---------         ---------         ---------

 Gross Profit                                           $  24,208         $  95,162         $  70,954

Selling, General & Administrative Expenses              $ 137,262         $ 421,565         $ 284,303

                                                        ---------         ---------         ---------
 Operating Income (Loss)                                $(113,054)        $(326,403)        $(213,349)

Other (Deductions):
      Interest Income                                   $       3         $      84         $      81
      Interest Expense                                     (1,939)           (4,871)           (2,932)
                                                        ---------         ---------         ---------

Income (Loss) Before Income Tax Expense (Benefit        $(114,990)        $(331,190)        $(216,200)

Income Tax Expense (Benefit)                            $ (16,896)        $ (46,475)        $ (29,579)
                                                        ---------         ---------         ---------

Net Income (Loss)                                       $ (98,094)        $(284,715)        $(186,621)
                                                        =========         =========         =========


                          Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

            Statements of Selling, General & Administrative Expenses

                           For the Three Months Ended
                          June 30 to September 30, 2000
                                        &
                            For the Nine Months Ended
                               September 30, 2000
--------------------------------------------------------------------------------

                                                  For the Three          For the Nine         For the Three
                                                     Months               Months                Months
                                                   June 30, to              Ended                Ended
                                                September 30, 2000    September 30, 2000      June 30, 2000
                                                ------------------    ------------------      -------------

      Administrative Salaries                        $ 38,200              $ 116,690           $ 78,490
      Payroll Taxes                                     3,378                 10,653              7,275
      Employee Benefits                                 2,209                  6,607              4,398
      Advertising                                      33,319                107,775             74,456
      Automobile Expenses                               3,004                  7,526              4,522
      Depreciation & Amortization                       6,318                 15,753              9,435
      Dues & Subscriptions                                 30                    362                332
      Insurance Expense                                10,993                 20,515              9,522
      Investor Relations                                8,578                 12,093              3,515
      Licenses                                              -                  1,125              1,125
      Office Supplies                                   5,034                 21,023             15,989
      Professional Fees                                10,294                 42,620             32,326
      Rent Expense                                      1,200                  9,200              8,000
      Repairs & Maintenance                             2,822                  6,003              3,181
      State & Local Taxes                                 462                    662                200
      Telephone Expenses                                5,934                 12,890              6,956
      Travel  & Entertainment                           3,178                 23,889             20,711
      Utilities                                           983                  2,035              1,052
      Miscellaneous                                     1,326                  4,144              2,818
                                                    ---------              ---------          ---------
  Total General & Administrative Expenses           $ 137,262              $ 421,565          $ 284,303
                                                    =========              =========          =========

                          Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

                             Statements of Cash Flow

                           For the Three Months Ended
                          June 30 to September 30, 2000
                                        &
                            For the Nine Months Ended
                               September 30, 2000
--------------------------------------------------------------------------------


                                                           For the Three      For the Nine    For the Three
                                                              Months             Months           Months
                                                           June 30, to           Ended             Ended
                                                        September 30, 2000  September 30, 2000  June 30, 2000
                                                        ------------------  ------------------  -------------
RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
      Net Income                                             $ (98,094)        $(284,715)        $(186,621)

     Adjustments to Reconcile Net Income to Net Cash
       Provided (Used) by Operating Activities:
          Depreciation                                           1,994             5,346             3,352
          Amortization                                           4,325            10,407             6,082

       Change in Current Assets and Liabilities:
         Decrease in Accounts Receivable                            --           100,000           100,000
         Increase in Notes Receivable                           (4,102)           (4,102)               --
         Increase in Shareholder Receivable                         --            (1,536)           (1,536)
         Decrease in Prepaid Insurance                              --             1,643             1,643
         Increase in Prepaid Taxes                             (16,896)          (46,475)          (29,579)
         Increase (Decrease) in Accounts Payable                10,234          (150,301)         (160,535)
         Increase in Accrued Profit Sharing                         --                --                --
         Decrease in Accrued Taxes                                  --            (3,000)           (3,000)
                                                             ---------         ---------         ---------
            Total Adjustments                                $  (4,445)        $ (88,018)        $ (83,573)

                                                             ---------         ---------         ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES             $(102,539)        $(372,733)        $(270,194)

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital Expenditures                                      (1,498)          (10,593)           (9,095)
      Development of Website Software                               --           (83,873)          (83,873)
      Additional Paid In Capital Received                       47,500           398,827           351,327
      Issuance of Common Stock                                      --            28,000            28,000
                                                             ---------         ---------         ---------
NET CASH PROVIDED BY(USED BY) INVESTING  ACTIVITIES          $  46,002         $ 332,361         $ 286,359

CASH FLOWS FROM FINANCING ACTIVITIES
      Decrease (Increase) in Restricted Cash Accounts             (834)             (782)               52
      (Increase) in Cash Surrender Value of Officer's
        Life Insurance                                              --                --
      Payments on Line of Credit                                (1,000)          (72,166)          (71,166)
      Borrowings on Line of Credit                              22,724            37,224            14,500
      Payments on Note                                          (3,312)           (4,062)             (750)
      Borrowings on Note                                        26,000            76,000            50,000
                                                             ---------         ---------         ---------
NET CASH (USED BY) FINANCING ACTIVITIES                      $  43,578         $  36,214         $  (7,364)

                                                             ---------         ---------         ---------
NET (DECREASE) IN CASH                                       $ (12,959)        $  (4,158)        $   8,801

CASH BALANCE,  BEGINNING OF PERIOD                           $  25,391         $  16,590         $  16,590
                                                             ---------         ---------         ---------

CASH BALANCE, END OF PERIOD                                  $  12,432         $  12,432         $  25,391
                                                             =========         =========         =========


CASH PAID DURING THE PERIOD FOR:
     Interest                                                $   1,939         $   4,871         $   2,932
                                                             =========         =========         =========

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

Certain statements made in this quarterly report are forward-looking statements that are not based on historical facts. The words "expects," "anticipates," "estimates," "intends," "believes," and similar expressions are intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this quarterly report are based on events through the date on which the statements are made.

Overview

We are emerging as a leading Internet destination site for homeowners and homebuyers, providing a fundamentally better way to finance the purchase of a home. We are engaged in the brokerage, origination and sale of mortgage loans secured by residential real estate.

We were incorporated in Massachusetts in 1993 and merged with Kentex Energy, Inc. , in January 2000. We began our mortgage broker services in 1993 and launched our website in 1996 and first derived revenues as an online mortgage broker in 1996.

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

Three Months Ended September 30, 2000, Compared to Three Months Ended June 30, 2000

Revenues. Total revenues decreased by $37,191 to $40,557 for the three months ended September 30, 2000 from $77,748 for the three months ended June 30, 2000. The decrease in total revenues primarily resulted from a decrease in transaction revenues due to a lower number of closed loans in the third quarter.

 Operations. Our operations expenses primarily consist of the cost of closing loans, including obtaining title and credit reports, appraisals, document shipping and handling and other expenses associated with loan closings. Operations expenses decreased $1,391 to $16,349 for the three months ended September 30, 2000 from $ 17,740 for the three months ended June 30, 2000.

Sales and Marketing/General and Administrative Expenses

Our general and administrative expenses primarily consist of compensation and benefits for finance, administrative and human resources personnel, fees for professional advisors and rent and other overhead. General and administrative expenses decreased $53,942 to $137,262 for the three months ended September 30, 2000 from $191,204 for the three months ended June 30, 2000. We experienced a decrease in the third quarter because of the reduced seasonal commitment to A MAJOR NEWSPAPER AND RADIO ADVERTISING CAMPAIGN AND THE PURCHASE OF A HIGHLY DESIRABLE TOLL-FREE TELEPHONE NUMBER AND RADIO JINGLE CENTERED AROUND THE THEME OF 1-877-MYNEWLOAN, ENHANCEMENT OF OUR WEBSITE, SALES AND MARKETING AND HIGHER OCCUPANCY COSTS RELATED TO AN INCREASE IN THE SQUARE FOOTAGE LEASED AT OUR CORPORATE HEADQUARTERS IN SWAMPSCOTT, MASSACHUSETTS. We anticipate that selling and marketing expenses will increase as we hire additional marketing personnel and increase expenditures for promotion and marketing.

Liquidity and Capital Resources

The Company has experienced a period of rapid growth that has placed a strain on its resources. We continue to maintain credit facilities to assist us in our business operations. Our revenues have been sufficient to fund the Company's recent operations, however, general economic conditions as well as changes in the interest rates can have material adverse effect on the home buying market and the real estate market as a whole. Additionally, we are committed to continue an aggressive marketing campaign to establish our brand name nationwide and to expand our operations. We have also continued our efforts to forge strategic partnerships with other companies, including Internet companies, to further promote our brand name.

Our near and long-term strategies focus on exploiting existing and potential competitive advantages while eliminating or mitigating competitive disadvantages. In response to current market conditions and as part of its ongoing corporate strategy, we will continue to pursue several initiatives intended to increase liquidity and better position the Company to compete under current market conditions. We are hopeful that our revenues will be sufficient to sustain our capital requirements for the next six to twelve months, however, there can be no assurance that adverse market conditions and/or added costs of expansion and marketing could require us to raise additional capital in fiscal year 2001.

Quantitative and Qualitative Disclosures About Market Risk

     Interest rate movements significantly impact our volume of closed loans. Interest rate movements represent the primary component of market risk to us. In a higher interest rate environment, borrower demand for mortgage loans, particularly refinancing of existing mortgages, declines. Interest rate movements affect the interest income earned on loans we hold for sale in the secondary market, interest expense on our warehouse lines, the value of mortgage loans we hold for sale in the secondary market and ultimately the gain on the sale of those mortgage loans. In addition, in an increasing interest rate environment, the volume of mortgage loans that our clients originate declines.

     Prior to January 2000, we originated mortgage loans and managed the market risk related to those loans by pre-selling them on a best efforts basis to the anticipated secondary market investors at the same time that we established the borrowers' interest rates. When selling loans on a best efforts basis, if we can deliver the loans within the time frames established by the secondary market investors, we have no interest rate risk exposure on those loans. However, if the loan closes but we cannot deliver the loan within those time frames, and if interest rates increase, we may experience a reduced gain or may even incur a loss on the sale of the loan. In the third quarter, we sold the majority of the loans through best efforts commitments, which means we do not suffer a penalty if the loans do not close.

     The balance of the loans, including sub-prime loans, are sold on a mandatory delivery basis. Selling on a mandatory delivery basis means we are required to sell the loans to a secondary market investor at a price we agree upon at the time of sale, regardless of whether the loans close and are available for delivery. This potentially generates greater revenue for us because secondary market investors are willing to pay more for a mandatory delivery commitment from us. However, it also exposes us to penalties if the loans do not close or are not available for delivery.

     An effective hedging strategy is complex and no hedging strategy can completely eliminate our risk. Part of this is because the prices of mortgage-backed securities do not necessarily move in tandem with the prices of loans we receive from investors when we sell them. To the extent the two prices do not move in tandem, our hedging strategy may not work, and we may experience losses on our sales of mortgage loans in the secondary market. The other key factor is whether our projections properly estimate the number of loans that will actually close. To the extent that our projections prove inaccurate so that we have not effectively matched our purchases and sales of mortgage-backed securities with the sale of the closed loans we have originated, our gains on sales of mortgage loans would be reduced, or we would experience a net loss on those sales.

     We do not currently maintain a trading portfolio. As a result, we are not exposed to market risk as it relates to trading activities. Our entire loan portfolio is held for sale. Accordingly, we must perform market valuations of our pipeline, our mortgage portfolio held for sale and the related sale commitments in order to properly record the portfolio and the pipeline at the lower of cost or market. Therefore, we measure the value of our loan portfolio based on the prices at which the loans would sell in the secondary market, using prevailing interest rates in the market.

     Based on the hedging and loan sale strategies described, we believe that a 1% increase or decrease in long-term interest rates would not have a significant adverse effect on our earnings from interest rate sensitive assets. We pay off warehouse lines when the loans are sold in the secondary market. Because the loans are held in the warehouse lines for a short period of time, we do not expect to incur significant losses from an increase in interest rates on the warehouse lines. However, since a significant percentage of our closed loan volume is from refinancing mortgage loans and because overall loan volume is somewhat dependent upon long-term interest rates, our future operating results may be more sensitive to interest rate movements.

                           PART II OTHER INFORMATION

Item 5. Other Information

In October, 2000, the Company began a strategic partnership with Monsterdaata.com, which is a leading provider of real estate due diligence information and transaction facilitation tools over the Internet. The partnership features a co-branded site to help consumers find home sales, school and neighborhood profiles, cost of living , crime, demographic, employment, environmental and town and community information for areas they may be interested in living in. This site will be hosted by Monsterdaata.com and featured within our website. We believe that this content will assist visitors to our website in gathering information relative to the home buying process.

On November 6, 2000, the Company's common stock was accepted for quotation on the OTC Bulletin Board under the symbol "HFCI."

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 22, 2000                        Home Financing Centers, Inc.


                                                     /s/ Gary J. Kovner
                                                     -------------------------
                                                     Gary J. Kovner, President