Form 10KSB
period 2000-12-31
HOME FINANCING CENTERS INC/MA
filed 2001-05-07
CIK 1081374

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

        (Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 0-25795

HOME FINANCING CENTERS, INC.
(Name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	94-3238130 (I.R.S. Employer Identification No.)
112-114 Burrill Street, Swampscott, MA (Address of principal executive offices)	01907 (Zip Code)

Issuer's telephone number: (781) 596-1992

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [X] NO [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $186,223.

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on December 31, 2000 was $[2,451,770].

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of December 31, 2000, we had 18,610,457 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

HOME FINANCING CENTERS, INC.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Our Organization History

We are a Nevada corporation known as Home Financing Centers, Inc. We were incorporated in Nevada on May 6, 1968 under the name Arizona-Nevada Gold-Copper and Silver Mining Company. On December 30, 1968, we changed our name to Arizona-Nevada Mining Company. On July 9, 1982, we changed our name to International Texas Industries, Inc. On June 4, 1998, we changed our name to Kentex Energy, Inc. On December 20, 1999, we changed our name to Home Financing Centers, Inc.

We were an inactive corporation from approximately July 20, 1989 to December 10, 1997, when we were reinstated in good standing under the laws of the State of Nevada.

On May 11, 1998, we sold 25,000,000 shares of our restricted common stock to Executive Business Services for $15,000.

On May 31, 1998, we effected a 2000 to 1 reverse stock split of our common stock and preferred stock with each shareholder receiving a minimum of 25 shares after the reverse stock split.

As of June 1, 1998, we had approximately 92,465 shares of common stock and 1,615 shares of preferred stock issued and outstanding.

On July 16, 1998, we sold 100,000 shares of our restricted common stock to Executive Business Services for $10,000.

On July 28, 1998, we sold 10,350,000 shares to 13 shareholders for gross proceeds of $212,400.

On July 31, 1998, we sold 229,000 shares of common stock to 17 shareholders for gross proceeds of $106,750.

As of December 31, 1998, we had approximately 10,801,360 shares of common stock and 1,615 shares of preferred stock issued and outstanding.

In December 1999, we issued 11,000,000 shares of our restricted common stock to Matthew Markin in exchange for services rendered to us.

As of December 31, 1999, we had approximately 21,801,360 shares of common stock issued and outstanding.

In January 2000, we issued 28,000,000 shares of our restricted common stock in exchange for consulting services to Mr. Steven Stark and certain of his nominees in satisfaction of certain compensation owed to Mr. Stark for consulting services provided to us in 1998.

On January 7, 2000, we effected a 50:1 reverse split of our common stock with each shareholder receiving at least 1 share following the reverse stock split.

As of January 7, 2000, giving effect to the reverse split, we had approximately 997,090 shares of common stock and 1,615 shares of preferred stock issued and outstanding.

In January 2000, we completed a private placement through the sale of 2,600,000 shares of our common stock to four accredited investors and we raised gross proceeds of $2,600.

We did not conduct any significant operations until February 2000 when we acquired and took over the operations of Home Financing Centers, Inc., a Massachusetts corporation.

On February 3, 2000, we acquired all of the outstanding equity of Home Financing Centers, Inc., a Massachusetts corporation, from its sole shareholder, officer and director, Gary Kovner, in exchange for 13,000,000 shares of our restricted common stock. Home Financing Centers, Inc., a Massachusetts corporation was founded in 1993 as a traditional mortgage broker that launched its website and Internet based business in 1996. We changed our corporate name from Kentex Energy, Inc. to Home Financing Centers, Inc. immediately prior to the transaction.

In February 2000, we issued 200,000 shares of our restricted common stock to Seth Hochman in exchange for business consulting services rendered to us.

In March 2000, we sold 300 shares of our restricted common stock to one person for $300.

In March 2000, we issued 29,700 shares of our restricted common stock to two persons in exchange for services rendered to us.

As of March 31, 2000, we had approximately 16,827,122 shares of common stock and 1,615 shares of preferred stock issued and outstanding.

In April 2000, we completed a private placement through the sale of 575,000 shares of our common stock to nine persons and raised gross proceeds of $237,500.

In April 2000, we issued 475,000 shares of our restricted common stock to two persons in exchange for business consulting services rendered to us.

In April 2000, we entered into agreements by which we acquired approximately 97% of the outstanding capital of MAS Acquisition X Corp., an Indiana corporation.

MAS Acquisition X Corp. was incorporated on October 7, 1996 in the State of Indiana, to engage in any lawful corporate undertaking, including selected mergers and acquisitions. MAS Acquisition X Corp. became a reporting company in June 1999 on voluntary basis to attract a merger partner or acquisition vehicle as a reporting public company. On October 7, 1996, MAS Acquisition X Corp. issued 8,500,000 shares of its restricted common stock to Aaron Tsai, the company’s President, for $90. On January 1, 1997, MAS Acquisition X Corp. issued 500 shares of its restricted common stock to former directors of the company as compensation for their services. On September 30, 1998, MAS Acquisition X Corp. issued 750 shares of its restricted common stock to former directors of the company as compensation for their services. On March 31, 1997, MAS Acquisition X Corp. completed a distribution of 7,750 shares of its restricted common stock to 31 non-U.S. persons as gifts in reliance upon an exemption provided by Regulation S of the Securities Act of 1933. On September 30, 1998, MAS Acquisition X Corp. completed a distribution of 10,800 shares of its restricted common stock to 108 non-U.S. persons as gifts in reliance upon an exemption provided by Regulation S of the Securities Act of 1933. As of March 31, 1999 and as of March 31, 2000, MAS Acquisition X Corp. had 8,519,800 shares of common stock outstanding and no preferred stock outstanding. MAS Acquisition X Corp. had no material operations and no material assets since inception through March 31, 2000.

Edward DeFeudis entered into an agreement, dated as of April 26, 2000, with MAS Capital Inc., an affiliate of the management of MAS Acquisition X Corp. and the controlling shareholder of MAS Acquisition X Corp., by which DeFeudis acquired 8,250,000 shares of MAS Acquisition X Corp. from MAS Capital Inc. and MAS Capital Inc. acquired 315,000 shares of our common stock from DeFeudis’ personally owned shares of HFCI. We entered into an agreement, dated as of April 26, 2000, with Edward DeFeudis, by which we acquired 8,250,000 shares of MAS Acquisition X Corp. from DeFeudis. In connection with the foregoing transactions, we entered into an agreement, dated as of April 26, 2000, with MAS Capital, Inc., whereby we agreed to issue at a future date shares of our common stock, the number of which was to be calculated at a future date when our common stock commenced trading on the OTC Bulletin Board, which is disputed and has not yet been issued.

As a result of these transactions effected in April 2000, we became the parent company of MAS Acquisition X Corp. In accordance with Section 12g-3(a) of the Rules of the Exchange Act, we elected to report as the successor to MAS Acquisition X Corp. under the Exchange Act effective May 16, 2000.

As of June 30, 2000, we had approximately 17,802,124 shares of common stock issued and outstanding and 1,615 shares of preferred stock issued.

In September 2000, we sold 10,000 shares of our restricted common stock to one person for net proceeds of $10,000.

In September 2000, we issued 90,000 shares of our restricted common stock to three persons in exchange for services rendered to us.

As of September 30, 2000, we had 17,902,124 shares of common stock issued and outstanding and 1,615 shares of preferred stock issued and outstanding.

In October 2000, we issued 150,000 shares of our restricted common stock to three persons in exchange for services rendered to us.

In November 2000, we issued 405,000 shares of our restricted common stock to three persons in exchange for services rendered to us.

In November 2000, we sold 45,000 shares of our restricted common stock to one person for $45,000.

In December 2000, we sold 25,000 shares of our restricted common stock to one person for $25,000.

In December 2001, we issued 83,333 shares of our restricted common stock to two persons in exchange for services rendered to us.

As of December 31, 2000, we had 18,610,457 shares of common stock issued and outstanding and 1,615 shares of preferred stock issued and outstanding.

In January 2001, we issued 191,666 shares of our restricted common stock to three persons in exchange for services rendered to us.

On March 13, 2001, we issued 50,000 shares of our restricted common stock to one person in exchange for services rendered to us.

As of April 19, 2001, we had approximately 18,852,123 shares of common stock and 1,615 shares of preferred stock issued and outstanding.

Our common stock is quoted on the OTC Bulletin Board and is traded under the symbol "HFCI." On December 29, 2000, the last reported sale price of the common stock was $0.437 per share.

Our corporate offices are located at 112-114 Burrill Street, Swampscott, MA 01907, telephone number 781-596-1992.

We have not been subject to bankruptcy, receivership or any similar proceedings.

Our Business

Home Financing Centers is an Internet destination site for homeowners and home buyers in connection with buying, selling or refinancing of residential property. We provide our customers with a better way to purchase and finance their most significant asset, their home. Relative to traditional service offerings, we offer consumers an online service offering that combines a cheaper, faster and easier transaction experience with content, tools and personalization features to create a comprehensive and compelling approach to home ownership. We hope to provide a broad range of services around the home ownership experience, as opposed to focusing solely on the mortgage transaction.

We currently operate an Internet site at www.hfci.com which provides online access to a wide selection of mortgages and information geared toward the homeowner and home buyer. We provide homeowners with convenient online access to a wide selection of mortgages from leading lenders, information, and informative tools and content. We reach our customer base through our web site, and our relationships with realtors, mortgage brokers, financial institutions, home builders, employers and relocation specialists. We deliver these services to consumers through a variety of direct and third-party channels to enable the broadest possible group of homeowners and prospective homeowners to transact their business online.

We believe that by providing a wide variety of services through a multi-channel, business to consumer strategy, we have positioned Home Financing Centers to reach the broadest audience and to distinguish ourselves in the residential home buying market.

Our objective is to become the leading provider of online content and e-commerce services for homeowners and prospective homeowners. We intend to achieve this objective by growing our customer base and capitalizing on the full range of market opportunities through the following strategic initiatives:

o	through advertising, co-branding partnerships and promotions using both the Internet and traditional off line media;
o	expanding third party channels to increase revenues and purchase, as opposed to refinance, mortgage originations by extending our technology infrastructure to all parties who traditionally participate in home purchases, including real estate agents, home builders, relocation companies and mortgage brokers;
o	enhancing our core mortgage services and expanding mortgage offerings by more efficiently accessing and interfacing with the capital markets and adding product lines such as sub prime mortgages, home equity credit lines and construction loans;
o	maintaining a commitment to customer service by offering value-added self service tools such as online loan status updates that empower customers to make informed decisions and by continually improving our customer service both online and offline through state of the art management center;
o	delivering a more integrated home ownership experience by extending and monetizing customer relationships by providing related products and services, such as title insurance, appraisal, home insurance, moving and home improvement services; and
o	acquiring related businesses.

Principal Products and Services

We currently offer mortgage products from approximately 40 lenders nationwide, and we intend to selectively extend the geographic reach and the number of lenders we offer as part of our service offering.

We empower the consumer with a range of informative and compelling content that enables them to make informed decisions regarding their home purchase and mortgage financing.

Consumers can apply for a mortgage from a selection of competitively-priced national and regional lenders, 24 hours per day, seven days a week. Each customer can enter individualized criteria and receive a choice of mortgage options ranked by cost. We typically offer the consumer cost savings that are 50% lower than the origination fees charged by most mortgage brokers and lenders.

We offer a new, low-cost distribution channel that makes it easier for lenders to broaden their geographic reach, disperse their risk and reduce transaction costs by streamlining the loan closing process. Additionally, we provide lenders with dynamic pricing flexibility and online brand exposure.

We are streamlining the mortgage process by leveraging the electronic communication capabilities of the Internet and by automating our back-end mortgage processing and access to the capital markets. We believe this will allow us to deliver mortgages at a significantly lower cost to the customer than traditional services and, as a result, to maintain and potentially increase the consumer’s cost savings.

In contrast to many websites that refer customers to third-party lenders, we believe that providing complete transaction processing and controlling the entire customer service experience is the best way to provide a consistently high level of service quality.

Customer Service

Our goal throughout the mortgage process is to effectively combine exceptional customer service with leading-edge technology to provide a superior customer experience. Each customer is assigned to dedicated personnel, with specific regional expertise, to support his or her transaction and ensure a positive home buying experience. Our customers have access to their representatives through the phone, email, fax or mail.

Our customer service experience also involves:

o	providing a selection of methods by which customers may submit their loan application;
o	allowing customers to determine the level and means of communication, including website, email, facsimile, telephone or overnight delivery; and
o	ensuring continuous service improvement by surveying each customer’s experience and by tying compensation of loan processing personnel directly to consumer feedback.

We operate a sales and processing center in Swampscott, Massachusetts. We have staff available on extended hours, 6 days per week, and we intend to increase our coverage until we have staff available 24 hours a day, 7 days a week, in response to increasing customer demand.

As a result of our continued investment in our proprietary technology platform and workflow planning, we believe that we will be able to deliver a superior customer service experience. We maintain an efficient and scalable customer service environment relative to both traditional mortgage originators and other online mortgage companies.

Mortgage Banking

We are currently licensed or otherwise eligible to engage in mortgage finance activities as a mortgage broker in two states, New York and Massachusetts. We currently have licensing applications pending in five additional states: New Hampshire, Connecticut, Rhode Island, Maine and Vermont. We hope, as our business expands to eventually become licensed in all 50 states.

As a mortgage banker, we face risks associated with loan defaults, which typically increase during economic downturns. From the time that we fund a loan to the time we sell the loans we will be generally at risk for any loan defaults. Once we sell the loans we originate, the risk of loss from loan defaults and foreclosure generally passes to the purchaser of the loans. During the loan sale process, however, we would typically be required to make certain representations and warranties to the purchasers of loans relating to the conformance of those loans with state and federal laws and applicable investor guidelines. If a loan defaults and there has been a breach of these representations and warranties, we may be required to repurchase the loan and bear any subsequent loss or indemnify the purchaser for any damages caused by the breach. If we must repurchase a loan, we would have to hold it until it is paid off or foreclosed or we may have to sell the loan at less than the outstanding principal balance. Any of the above events would seriously harm our business and operating results. Our ability to operate our mortgage banking operations depends on the continued existence of federal programs, mortgage-related programs and our continued qualification for those programs.

Sale of Loans and Servicing Rights

We do not currently retain the rights to service the mortgages we originate and sell. We transfer the servicing to the customer’s chosen lender when we sell the loan. In the future, we may elect to sell a loan directly to an end investor, such as Freddie Mac or Fannie Mae, and concurrently transfer the servicing to the lender chosen by the customer. In the future, we may choose to retain the servicing on some loans, or to sub-service the loan on behalf of the chosen lender or investor. Such a strategy would provide us with new opportunities for additional, stable revenue streams, but would also subject us to additional risks.

Our ability to sell mortgage loans to institutional investors in the secondary market is largely dependent upon the continuation of programs administered by Fannie Mae, Freddie Mac, Ginnie Mae and private mortgage investors. These entities facilitate the sale of mortgage loans and mortgage-backed securities through the secondary market. Any discontinuation of or reduction in the operation of those programs or any significant impairment of our eligibility to participate in those programs would hurt our financial performance. Also, any significant adverse change in the secondary market level of activity or the underwriting criteria of Fannie Mae, Freddie Mac, Ginnie Mae or other private mortgage investors would reduce our revenues.

Marketing and Sales Plans

Our marketing strategy is to aggressively increase our customer base by building the Home Financing Centers brand into a widely recognized and accepted consumer name. We intend to build brand awareness and drive user traffic to our website by expanding our marketing efforts through continued promotion on the Internet and through offline media such as television, radio and printed publications nationwide.

As part of our strategy to increase online purchase mortgages, we will focus a large portion of our marketing budget on home buying consumers. We intend to promote our website directly to real estate agents and brokers through direct mail, print advertisements, trade shows and other real estate industry events.

In addition, we have a strategic focus on marketing through third-party channels to reach customers who might not otherwise use an online service. These third-party channels tend to be traditional, brick-and- mortar players in the real estate arena to whom we can provide a tailored online mortgage experience in return for their direction of customer leads to Home Financing Centers. To further facilitate this end, we intend to open satellite locations in strategic areas in the United States to expand our reach into various residential markets.

Industry and Market Overview

           The Internet

The Internet has emerged as a significant global medium for communications and commerce. We expect that the online mortgage market will benefit from the growth in Internet users and commerce. According to Forrester Research, the online mortgage market in the United States is expected to grow from $18.7 billion in 1999, or approximately 1.5% of the total U.S. mortgage originations market, to over $91.2 billion in 2003, representing approximately 10% of the total U.S. originations market.

           The Real Estate Industry

The real estate industry accounts for approximately 15% of the gross domestic product of the United States. Home ownership in the United States was at record levels in 1998 with approximately 69.3% of households owning homes according to Fannie Mae.

Sales of new single-family homes reached a record high in 1998 of 885,000 homes according to Fannie Mae. The homebuilding industry is highly fragmented, and while the market share of the nation’s largest builders has been increasing, the majority of homes are built by smaller regional builders. Many of the largest builders provide a range of ancillary services, such as mortgage, title insurance, and escrow services to their home buyers.

Most buyers and sellers of existing homes use the services of a licensed real estate professional, or realtor. There are over 700,000 active realtors in the United States, most of whom work as independent contractors for real estate brokerage firms. Many of these firms are independent firms and brands, but there has been growing trend towards franchising, including national brands such as RE/MAX and Century21. Many brokers have responded to increased competitive pressures by providing ancillary services, such as mortgage, title insurance and escrow services to improve their margins. Realtors also share home listing information through approximately 800 regional multiple listing services, which are increasingly available through the web. In addition, many households relocate with the assistance of a corporate relocation program. These programs are either managed in-house by the corporation or by an outside specialist. Often these specialists select and manage the real estate professionals and other service providers involved in the relocation.

Homeowners typically need a comprehensive set of after-market and ancillary services, including products such as title insurance and appraisal services, additional related services such as home warranty products and fire insurance, and other products including home improvement and home equity loans. There are a significant number of ancillary service providers in this highly-fragmented market.

           The Mortgage Industry

There was approximately $5 trillion in residential mortgage debt outstanding in 1998. The overall market for new mortgage originations in the United States averaged more than $960 billion annually from 1993 to 1998. This market has two distinct segments that can be broadly categorized into a growing market for purchase originations that has grown at an average annual rate of 15% from 1993 to 1998, according to the Mortgage Bankers Association Purchase Mortgage Index, and a more cyclical and interest-rate sensitive market for refinance products. Because of favorable interest rates and an economic environment favoring refinances in 1998, the overall market for mortgage originations was approximately $1.5 trillion.

Historically, most mortgages were originated by local banks. As the capital markets have increasingly been willing to securitize mortgage assets and as interstate banking has allowed the largest banks to grow nationally, the traditional mortgage origination market has split into two types of originators: large, national mortgage banks and smaller local mortgage originators. Many large mortgage banks have continued to grow their direct origination capabilities, but have also developed wholesale or correspondent channels to aggregate loans originated by local mortgage originators. The increasing demand for mortgage loans by large mortgage banks and secondary markets has enabled the dramatic growth of mortgage brokers. These mortgage brokers accounted for an estimated 70% market share of mortgage originations in 1998 according to the Wholesale Access Report. We believe there is no traditional multi-lender mortgage broker that operates nationally and enjoys a highly recognized consumer brand. In addition, no mortgage originator had more than a 4% share of total U.S. retail mortgage originations in 1998.

Some of these traditional mortgage originators have created Internet offerings to promote and sell their loans directly online as an alternative to the traditional process. These offerings tend to be limited in that they generally do not provide a choice of lenders or comparison of products to the consumer. Further, such offerings often fail to provide the consumer with a range of self-service tools that allow them to conveniently shop for and apply for a mortgage online, but tend to simply provide contact and other information about the traditional mortgage originator. Additionally, launching an Internet offering may involve significant channel conflict issues for traditional mortgage industry participants, as they may be unable or unwilling to compete with prices available online or to promote online loan processing services that might undermine their existing business. Further, they may be unable or unwilling to make the significant investments required to successfully build an online offering.

A number of companies have created websites that offer a selection of multiple lenders. However, many of these websites simply refer customers to their chosen lender for processing. Accordingly, these companies have difficulty ensuring consistent and superior service delivery. Since commissioned loan agents are typically involved in these transactions, these companies are often unable to substantially reduce the costs to the consumer of securing a mortgage. Moreover, companies that do offer transaction fulfillment typically focus narrowly on the mortgage transaction.

Distribution Methods of the Products and Services

We currently operate an Internet site at www.hfci.com, which provides online access to a wide selection of mortgages and information geared toward the homeowner and home buyer. We reach our customer base through our web site, and our relationships with realtors, mortgage brokers, financial institutions, home builders, employers and relocation specialists. We deliver these services to consumers through a variety of direct and third-party channels to enable the broadest possible group of homeowners and prospective homeowners to transact their business online.

Status of any Publicly Announced New Product or Service

Not applicable.

Competition

There are approximately twenty major national players vying for the Internet mortgage business. We believe that the most successful will be what we call “clicks and bricks” operations, those with a strong Internet presence and with local offices.

Our principal competitors include:

o	traditional lenders and mortgage brokers with no online presence; and
o	traditional lenders and brokers that offer access to their mortgage products over the Internet.

In addition, we compete with a variety of websites for customer awareness and Internet traffic, some of which are also our partners and all of which compete with us for awareness, including:

o	websites that provide access to real estate-related content and services, including mortgage calculators and information on the home buying process and which generate leads for mortgage providers, including Priceline.com, Lending Tree, and Microsoft’s HomeAdvisor;
o	websites that offer real estate listings and related services, such as Realtor.com, RealEstate.com, Homes.com, Homestore.com and Microsoft's HomeAdvisor;
o	general purpose consumer websites such as AltaVista, Excite@Home, Lycos, GO.COM and Yahoo! that offer real estate-related content;
o	newspapers and magazines that advertise real estate listings; and
o	other financial institutions that are partnering with mortgage brokers to offer related services, such as CSFB Direct, E*Trade, and Charles Schwab.

The market for web-based services is highly competitive and there are no substantial barriers to entry, making it possible for new competitors to proliferate rapidly. In addition, many of our existing and potential competitors have longer operating histories in the traditional mortgage and Internet markets, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. We believe competition takes place on many levels, including pricing, convenience in obtaining mortgage loans, breadth of product offerings and lending sources, customer service, marketing and brand awareness.

Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, technical, and marketing resources than we do. These competitors may engage in more extensive product development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies than our participating lenders, and make more attractive offers to existing and potential employees and companies with which we have relationships. Accordingly, our competitors may experience greater growth than we do and we may not be able to compete successfully against our current or future competitors.

Principal Suppliers

The lenders to whom we deliver loans, either as a mortgage broker or as a mortgage banker, are under no obligation to continue their relationships with us. Although we maintain relationships with approximately 40 lenders, most of the loans we originate are funded by a smaller group of these lenders. This small group usually provides more favorable rates and terms to our customers. If lenders with the most competitive terms do not continue to accept the loans we originate, our business could suffer because we will be unable to pass these terms on to our customers forcing them to go to our competitors.

Dependence on Major Customers

Not applicable.

Intellectual Property

Not applicable.

Need for Government Approval

We are currently licensed or otherwise eligible to engage in mortgage finance activities as a mortgage broker in 2 states, New York and Massachusetts. We currently have licensing applications pending in 5 additional states: New Hampshire, Connecticut, Rhode Island, Maine and Vermont. We hope, as our business expands to eventually become licensed in all 50 states.

Government Regulation

The residential mortgage financing business is highly regulated. Our business is subject to extensive and complex rules and regulations of, and examinations by, various federal, state and local government authorities and government sponsored enterprises, including the Department of Housing and Urban Development, the Federal Housing Administration, the Veteran’s Administration, Fannie Mae, Freddie Mac, Ginnie Mae and various state regulatory authorities. These rules and regulations impose obligations and restrictions on our loan origination and credit activities, including the processing, underwriting, making, selling, securitizing and servicing of mortgage loans. There can be no assurance that we are always in compliance with these laws.

Our lending activities also are subject to various federal laws, including the Federal Truth-in-Lending Act and Regulation Z thereunder, the Home ownership and Equity Protection Act of 1994, the Federal Equal Credit Opportunity Act and Regulation B thereunder, the Fair Credit Reporting Act of 1970, the Real Estate Settlement Procedures Act of 1974 and Regulation X thereunder, the Fair Housing Act, the Home Mortgage Disclosure Act and Regulation C thereunder, and the Federal Debt Collection Practices Act, as well as other federal statutes and regulations affecting our activities. Our loan origination activities also are subject to the laws and regulations of each of the states in which we conduct our activities. Should existing laws or regulations be amended or new laws or regulations be adopted, we may need to comply with additional legal requirements and incur additional expenses, be subject to regulation of the listings we provide and be precluded from certain activities.

Under the Federal Truth-in-Lending Act, lenders are required to provide consumers with uniform, understandable information concerning certain terms and conditions of their loan and credit transactions. These disclosures include providing the annual percentage rate, monthly payment amount and total amount financed, plus certain disclosures concerning alternative mortgage transactions. In addition, the Federal Truth-in-Lending Act gives borrowers, among other things, the right to rescind loan transactions in certain circumstances if the lender fails to provide the requisite disclosure.

Under the Fair Housing Act and the Federal Equal Credit Opportunity Act, creditors are prohibited from discriminating against applicants on the basis of race, color, sex, age, religion, national origin or marital status. The regulations under the Federal Equal Credit Opportunity Act also restrict creditors from requesting certain types of information from loan applicants. The Fair Credit Reporting Act requires lenders to supply applicants with certain information, often referred to as an “adverse action notice,” when the lender denies the applicants’ request for credit.

The Real Estate Settlement Procedures Act requires certain disclosures, including a good faith estimate of closing costs and fees, as well as mortgage servicing transfer practices. The Real Estate Settlement Procedures Act also prohibits the payment or receipt of kickbacks or referral fees, fee shares or splits, or unearned fees in connection with the provision of real estate settlement services. It is a common practice for online mortgage companies to enter into advertising, marketing and distribution arrangements with other Internet companies and websites whereby the mortgage companies pay the Internet companies fees for such advertising, marketing and distribution services and other goods and facilities based on the number of click-throughs, completed loan applications or closed loans derived from such arrangements. The applicability of the Real Estate Settlement Procedures Act’s referral fee prohibitions to the compensation provisions of these arrangements is unclear and the Department of Housing and Urban Development has provided no guidance to date on the subject. Although we believe that we have structured our relationships with Internet advertisers to ensure compliance with the Real Estate Settlement Procedures Act, some level of risk is inherent absent amendments to the law or regulations, or clarification from regulators. Failure to comply with the Real Estate Settlement Procedures Act may result in, among other things, administrative enforcement actions, class action suits, cease and desist orders and civil and criminal liability.

Many federal laws and regulations that limit brokers’ fees are unclear. In the last three years there has been significant litigation concerning limits on mortgage broker fees. The lack of clarity in this area of law is compounded when applied to mortgage brokers and lenders operating in an Internet environment and it is possible that plaintiffs’ attorneys may attempt to assert similar allegations against Internet lenders.

At the state level, we are subject to licensing and regulation in New York and Massachusetts where we act as a mortgage broker or lender. In addition, we plan to expand our services into additional markets which would require us to obtain additional licenses and become subject to increased regulation by the states in which these markets are located. Some states also require prior approval before a change of control occurs. In addition, any person who acquires control of 10% or more of our voting stock may be subject to certain state licensing regulations, which require the periodic filing of certain financial information and other personal and business information. If any person controlling 10% or more of stock refuses or fails to comply with such filing requirements, licensing arrangements in these jurisdictions could be jeopardized. We also must comply with state usury laws. If we fail to comply with these laws, the states can impose civil and criminal liability and restrict our ability to operate in those states.

Our failure to comply with these standards could lead to revocation of required licenses or registrations, loss of approved status, voiding of loan contracts, demands for loan repurchases from mortgage loan purchasers, class action lawsuits and administrative enforcement actions. These regulatory requirements are subject to change and may in the future become more restrictive, making compliance more difficult or expensive or otherwise restricting our ability to conduct our business.

New laws or regulations relating to the Internet, or new application or interpretation of existing laws, could inhibit the growth of the Internet as a medium for commerce or credit procurement which could, in turn, decrease the demand for our service or otherwise materially adversely affect our business, results of operations, and financial condition. Laws and regulations directly applicable to electronic commerce or relating to online content, user privacy, access charges, liability for third-party activities, jurisdiction and taxation may become more prevalent in the future. It is uncertain as to how existing laws will be applied toward the Internet. Such legislation could dampen the growth in Internet usage generally and decrease the acceptance of the Internet as a commercial medium.

The tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by various foreign governments to impose taxes on the sale of goods and services and other Internet activities. In the future, laws may impose taxes or other regulations on Internet commerce, which could substantially impair the growth of electronic commerce.

The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, telecommunications, privacy and taxation apply to the Internet. In addition, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. In the event the Federal Trade Commission, Federal Communications Commission, local authorities or other governmental authorities adopt or modify laws or regulations relating to the Internet, our business could suffer.

Research and Development

Not applicable.

Compliance with Environmental Laws

Not applicable.

Employees

We currently employ eight persons on a full-time basis.

ITEM 2.   DESCRIPTION OF PROPERTY

We maintain our executive offices in approximately 1,568 square feet at Swampscott, Massachusetts at a current yearly rent of $12,000, pursuant to a year to year lease expiring on August 31 of each year, subject to automatic renewal for an additional one year period, unless earlier terminated upon sixty days' written notice, from Gary Kovner, our President, Chairman of the Board, and our largest shareholder. We believe that our facility is suitable as our executive offices and we have no present intentions to renovate or improve our facility or seek new facilities. Our facility is adequately covered by insurance. We intend to seek renewal of the lease for another one year term at prevailing market rate.

ITEM 3.   LEGAL PROCEEDINGS

We are not a party to, and none of our property is subject to, any pending or threatened legal or governmental proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

We have an authorized capital of 50,000,000 shares of common stock, par value $0.001 per share, and 2,000,000 shares of convertible preferred stock, par value of $0.01 per share.

As of December 31, 2000, we had 18,502,124 shares of common stock and 1,615 shares of preferred stock issued and outstanding.

Common Stock

The holders of the common stock are entitled to cast one vote for each share held of record on all matters presented to stockholders. The holders of common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares voting for the election of our directors can elect all of the directors, and in such an event, the holders of the remaining shares will be unable to elect any of our directors. Our certificate of incorporation does not provide that the holders of common stock have any preemptive right.

In the event of any liquidation, dissolution or winding up of the affairs of Home Financing Centers, holders of our common stock will be entitled to share ratably along with the holders of our preferred stock in our assets remaining after provision for payment of liabilities to creditors.

Preferred Stock

Our certificate of incorporation provides that our preferred stock is convertible into shares of common stock at the option of the holder. On May 31, 1998, we effected a 2000 to 1 reverse stock split of our common stock and preferred stock with each shareholder receiving a minimum of 25 shares after the reverse stock split. On January 7, 2000, we effected a 50:1 reverse split of our common stock, but not our preferred stock, with each shareholder receiving at least 1 share following the reverse stock split. The conversion rate is one share of preferred stock for one share of common stock.

The holders of the preferred stock are entitled to cast one vote for each share held of record on all matters presented to stockholders. The holders of preferred stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares voting for the election of our directors can elect all of the directors, and in such an event, the holders of the remaining shares will be unable to elect any of our directors. Our certificate of incorporation does not provide that the holders of preferred stock have any preemptive right.

In the event of any liquidation, dissolution or winding up of the affairs of Home Financing Centers, holders of our preferred stock will be entitled to share ratably along with the holders of our common stock in our assets remaining after provision for payment of liabilities to creditors.

Market Information

Beginning November 6, 2000, our common stock was quoted on the OTC Bulletin Board under the symbol “HFCI.” From January 3, 2000 to about December 6, 2000, our common stock was quoted on the Electronic Quotation Service operated by Pink Sheets LLC, formerly National Quotation Bureau, Inc., under the symbols “KNTX” and “HFCI”. Before the time periods indicated above, an active trading market for our common stock did not exist.

The following table sets forth for the periods indicated, the high and low closing bid prices for a share of the common stock as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Fiscal Year         Quarter Ended             High               Low
-----------         -------------             -----              ------
2000                March 31                  $2.00              $0.125
2000                June 30                   $1.00              $0.22
2000                September 30              $0.65              $0.20
2000                December 31               $0.55              $0.25

Holders

The number of holders of record of our common stock as of December 31, 2000 was 1,481.

Dividends

We have never declared any cash dividends on the common stock or preferred stock at any time. Future cash dividends on the common stock or preferred stock, if any, will be at the discretion of our Board of Directors and will depend on our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and other factors that the Board of Directors may consider important.

Transfer Agent

The transfer agent for our common stock is The Nevada Agency and Trust Company, 50 West Liberty Street, Bank of America Plaza, Suite 880, Reno, Nevada 89501.

Recent Sales of Unregistered Securities

The issuances of the securities described below have not been adjusted for either a 2000:1 reverse stock split effected on May 31, 1998 or a 50:1 reverse stock split effect on January 7, 2000.

On May 11, 1998, we sold 25,000,000 shares of our restricted common stock to Executive Business Services for $15,000, in a transaction deemed to be exempted under Section 4(2) of the Securities Act of 1933. We made a determination that Executive Business Services was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the transaction. We used the proceeds to cover expenses incurred in connection with reactivating our company.

On July 16, 1998, we sold 100,000 shares of our restricted common stock to Executive Business Services for $10,000, in a transaction deemed to be exempted under Section 4(2) of the Securities Act of 1933. We made a determination that Executive Business Services was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the transaction. We used the proceeds to cover expenses incurred in connection with reactivating our company.

On July 28, 1998, we sold 10,350,000 shares of common stock for gross proceeds of $212,400 to 13 accredited persons in a transaction deemed to be exempted under Section 4(2) of the Securities Act of 1933. We made a determination that the purchasers were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

On July 31, 1998, we sold 229,000 shares of common stock for gross proceeds of $106,750 to 17 accredited persons in a transaction deemed to be exempted under Section 4(2) of the Securities Act of 1933. We made a determination that the purchasers were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

In December 1999, we sold 11,000,000 shares of our restricted common stock to Matthew Markin, our company’s President, for $15,000, in a transaction deemed to be exempted under Section 4(2) of the Securities Act of 1933. We made a determination that Mr. Markin was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

In January 2000, we issued 28,000,000 shares of our restricted common stock in exchange for consulting services to Mr. Steven Stark and certain of his nominees in satisfaction of certain compensation owed to Mr. Stark for consulting services provided to Home Financing Centers in 1998, in a transaction deemed to be exempted under Section 4(2) of the Securities Act of 1933. We made a determination that they were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

In January 2000, we completed a private placement through the sale of 2,600,000 shares of our common stock to four accredited investors and we raised gross proceeds of $2,600 in a transaction deemed to be exempted under Rule 504 of Regulation D of the Securities Act of 1933. We applied the net proceeds to general corporate purposes. The private placement was conducted by our officers and directors and was not underwritten. We obtained written subscription documents indicating that each of the purchasers was an “accredited investor” within the meaning of Regulation D and each investor provided to us information concerning, among other things, his or her education and past investment activity. Each investor was given information concerning Home Financing Centers and was afforded an opportunity to ask questions and receive any additional information which he or she deemed relevant in making an investment in Home Financing Centers. Each investor further represented to us that he or she was acquiring the shares for investment purposes only without a view of distribution and understood and was willing to bear the risk the investment in the common stock. We made a determination that each purchaser was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

In February 2000, we sold 200,000 shares of our restricted common stock to Seth Hochman in exchange for business consulting services rendered to us in a transaction deemed to be exempted under Section 4(2) of the Securities Act of 1933. We made a determination that Mr. Hochman was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

On February 3, 2000, we acquired all of the outstanding equity of Home Financing Centers, Inc., a Massachusetts corporation, from its sole shareholder, officer and director, Gary Kovner, in exchange for 13,000,000 shares of our restricted common stock in a transaction deemed to be exempted under Section 4(2) of the Securities Act of 1933. We made a determination that Mr. Kovner was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

In March 2000, we sold 300 shares of our restricted common stock to one person for $300 in a transaction deemed to be exempted under Section 4(2) of the Securities Act of 1933. We made a determination that the person was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

In March 2000, we sold 29,700 shares of our restricted common stock to two persons in exchange for services rendered to us in transactions deemed to be exempted under Section 4(2) of the Securities Act of 1933. We made a determination that the three persons were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

In April 2000, we entered into agreements by which we acquired approximately 97% of the outstanding capital of MAS Acquisition X Corp., an Indiana corporation. Edward DeFeudis entered into an agreement, dated as of April 26, 2000, with MAS Capital Inc., an affiliate of the management of MAS Acquisition X Corp. and the controlling shareholder of MAS Acquisition X Corp., by which DeFeudis acquired 8,250,000 shares of MAS Acquisition X Corp. from MAS Capital Inc. and MAS Capital Inc. acquired 315,000 shares of our common stock from DeFeudis’ personally owned shares of Home Financing Centers. We entered into an agreement, dated as of April 26, 2000, with Edward DeFeudis, by which we acquired 8,250,000 shares of MAS Acquisition X Corp. from DeFeudis in a transaction deemed to be exempted under Section 4(2) of the Securities Act of 1933. We made a determination that that DeFeudis was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the transaction. In connection with the foregoing transactions, we entered into an agreement, dated as of April 26, 2000, with MAS Capital, Inc., whereby we agreed to issue at a future date shares of our common stock, the number of which was to be calculated at a future date when our common stock commenced trading on the OTC Bulletin Board, which is disputed and has not yet been issued.

In April 2000, we completed a private placement through the sale of 575,000 shares of our common stock to nine accredited persons and raised gross proceeds of $237,500 in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933. We applied the net proceeds to general corporate purposes. The private placement was conducted by our officers and directors and was not underwritten. We obtained written subscription documents indicating that each of the purchasers was an “accredited investor” within the meaning of Regulation D and each investor provided to us information concerning, among other things, his or her education and past investment activity. Each investor was given information concerning Home Financing Centers and was afforded an opportunity to ask questions and receive any additional information which he or she deemed relevant in making an investment in Home Financing Centers. Each investor further represented to us that he or she was acquiring the shares for investment purposes only without a view of distribution and understood and was willing to bear the risk the investment in the common stock. We made a determination that each purchaser was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the investment.

In April 2000, we issued 475,000 shares of our restricted common stock to two persons in exchange for business consulting services rendered to us in transactions deemed to be exempted under Section 4(2) of the Securities Act of 1933. We made a determination that the three persons were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

In September 2000, we sold 10,000 shares of our restricted common stock to one person for net proceeds of $10,000 in a transaction deemed to be exempted under Section 4(2) of the Securities Act of 1933. We made a determination that the person was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

In September 2000, we issued 90,000 shares of our restricted common stock to three persons in exchange for services rendered to us in transactions deemed to be exempted under Section 4(2) of the Securities Act of 1933. We made a determination that the three persons were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

In October 2000, we issued 150,000 shares of our restricted common stock to three persons in exchange for services rendered to us in transactions deemed to be exempted under Section 4(2) of the Securities Act of 1933. We made a determination that the three persons were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

In November 2000, we issued 405,000 shares of our restricted common stock to three persons in exchange for services rendered to us in transactions deemed to be exempted under Section 4(2) of the Securities Act of 1933. We made a determination that the three persons were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

In November 2000, we sold 45,000 shares of our restricted common stock to one person for $45,000 in a transaction deemed to be exempted under Section 4(2) of the Securities Act of 1933. We made a determination that the person was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

In December 2000, we sold 25,000 shares of our restricted common stock to one person for $25,000 in a transaction deemed to be exempted under Section 4(2) of the Securities Act of 1933. We made a determination that the person was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

In December 2000, we issued 83,333 shares of our restricted common stock to two persons in exchange for services rendered to us in transactions deemed to be exempted under Section 4(2) of the Securities Act of 1933. We made a determination that the two persons were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

In January 2000, we issued 191,666 shares of our restricted common stock to three persons in exchange for services rendered to us in transactions deemed to be exempted under Section 4(2) of the Securities Act of 1933. We made a determination that the three persons were sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

On March 13, 2001, we issued 50,000 shares of our restricted common stock to one person in exchange for services rendered to us in a transaction deemed to be exempted under Section 4(2) of the Securities Act of 1933. We made a determination that the person was a sophisticated investor with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth in the audited financial statements and the notes thereto for the years ended December 31, 2000 and December 31, 1999.

We are a Nevada corporation known as Home Financing Centers, Inc. We have two subsidiaries, Home Financing Centers, Inc., a Massachusetts corporation formed in 1993 that began offering online services in 1996 and first derived revenues as an online mortgage broker in 1996, and MAS Acquisition X Corp., an inactive Indiana corporation formed in 1996.

The following discussion describes our operations on a consolidated basis. In January 2000, we acquired Home Financing Centers, Inc., a Massachusetts corporation. In April 2000, we entered transactions by which we became the parent company of MAS Acquisition X Corp. MAS Acquisition X Corp. had no material operations and no material assets since inception through March 31, 2000. We elected to report as the successor to MAS Acquisition X Corp.

Results of Operations

For the Years Ended December 31, 2000 and 1999

Revenue:

For the fiscal year ended December 31, 2000, we recognized $186,223 in revenue compared to $547,148 in the year ended December 31, 1999, a decrease of approximately 66%. The revenue from both fiscal years is primarily comprised of net mortgage brokerage fees earned. The decrease in revenues is attributable to a decrease in mortgage loan closings due to an unfavorable interest rate environment in 2000.

Cost of Goods Sold or Cost of Closings:

For the fiscal year ended December 31, 2000, we incurred $59,726 in costs that were specifically identified to revenues as compared to $117,051 for the fiscal year ended December 31, 1999, a decrease of approximately 49%. The decrease in costs is primarily attributable to a decrease in revenues and related decreases in appraisal fees, closing expenses, referral fees, credit report fees and delivery costs.

Gross Profit:

For the fiscal year ended December 31, 2000, we recognized a gross profit of $126,497 compared to a gross profit of $430,097 in the prior fiscal year.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses for the year ended December 31, 2000 totaled $841,821 compared to $753,560 for the fiscal year ended December 31, 1999, an increase of approximately 12%. The increase was primarily due to an increase in professional fees to $337,687 associated with being a publicly held reporting company and advertising expenses increasing to $150,303, offset by a decrease in administrative salaries to $155,000 from $564,880.

Interest and Other Expenses:

For the fiscal year ended December 31, 2000, we recorded $10,975 in interest income compared to $4 for the fiscal year ended December 31, 1999. In addition, interest expense increased during fiscal year ended December 31, 2000 to $14,426 compared to $6,549 for the fiscal year ended December 31, 1999.

Net Income:

We recognized a net loss of $718,694, or $(0.04) per share, for the year ended December 31, 2000 compared to a net loss of $19,008, or $(0.00) per share, for the year ended December 31, 1999.

Liquidity and Capital Resources

While we experienced a net loss of $718,649 in fiscal year 2000, we experienced a net decrease in cash of $6,440 for the fiscal year ended December 31, 2000. At December 31, 2000, we had a cash balance of $10,158. Cash flows from operating activities resulted in negative cash flows of $682,264, primarily due to a loss of $718,694 and a decrease in accounts payable of $112,894, off-set in part by an increase in accounts receivable of $95,898, an increase in depreciation and amortization of $12,818, and an increase in accrued profit sharing of $30,000. At December 31, 2000, we had net cash in investing activities of $567,939. The cash we used in investing activities included the development of computer software in the amount of $85,174. At December 31, 2000, we had net cash in financing activities of $107,885.

We have two lines of credit, one in the amount of $75,000, with $25,000 outstanding at December 31, 2000. This line bears interest at prime plus 1 1/2% and is due on demand. The other line of credit is in the amount of $50,000 with $48,009 outstanding as of December 31, 2000. This line bears interest at fixed rate of 10% and is due on demand.

We have funded a portion of the loans we originate through a warehouse line of credit. Our $1 million warehouse line of credit expired on July 29, 2000, with no outstanding balance at December 31, 1999. We did not renew our warehouse line of credit. We do not anticipate that the expiration of the line of credit will have any material affect on our current or future operations.

We signed a 60 month note payable with First Sierra Financial in the amount of $50,000. The note accrues interest at 15.99% and is payable at a rate of $1,416.67 per month for 54 months remaining as of December 31, 2000.

We use credit cards for purchases of office supplies, computer equipment, travel and entertainment expenses, and other operating expenses. As of December 31, 2000, we had a balance of $66,434 in credit card invoices.

The auditors’ report to our financial statements for the year ended December 31, 2000 cites factors that raise substantial doubt about our ability to continue as a going concern. The factors are that we have incurred a net loss of $718,694 in fiscal year 2000 together with a working capital deficiency of $131,371 in fiscal year 2000 and $46,741 in fiscal year 1999. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have experienced a period of rapid growth in costs that has placed a significant strain on our limited resources. To date, we have funded our operations through lines of credit, bank borrowings, sales of securities, and from operating revenues. Our inability to obtain sufficient credit and capital financing has limited operations and growth from inception. Our operations and growth strategy will require substantial additional capital to be fully implemented. Although we continue to use cash in operations, we believe that we have taken several steps in our effort to produce positive net income during the year 2001, including a decrease in advertising expenditures in 2001, a reduction or deferral in salaries of management, and the addition of a new Chief Executive Officer to execute our business model and implementation of specific cost cutting moves. We believe that we have identified sufficient sources to fund our proposed growth strategy through acquisitions for the next twelve months.

Capital Expenditures

We do not have any material commitments to incur significant capital expenditures during the fiscal year 2001.

Inflation and Seasonality

Our business is both seasonal and cyclical, which will affect our results of operations both on a quarterly and annual basis. Our business is susceptible to the same seasonal factors that affect the mortgage industry as a whole. The real estate industry experiences a decrease in activity during the winter. However, because of our limited operating history, we do not know if or when any seasonal pattern will develop or the size or nature of any seasonal pattern in our business.

In addition, the residential real estate and mortgage business is cyclical. Shifts in the economy and interest rates, as well as in residential real estate values, generally affect the number of home sales and refinancing activities. Since we began our business, sales of residential homes in the United States have been at historically high levels. The economic swings in the real estate industry are by various factors, including inflation. When interest rates are high or national and global economic conditions are perceived to be or are weak, there is typically less sales activity in real estate. A decrease in the current level of sales of real estate and those products and services related to the real estate industry could adversely affect demand for our mortgage products and services.

Forward Looking Statements

The foregoing management discussion and analysis contains forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including demand for our services from homeowners and lenders, our ability to obtain additional financing, our ability to implement our growth strategy through acquisitions, and interest rate changes. Except for the historical information contained in this new release, all forward-looking information are estimates by management and are subject to various risks, uncertainties and other factors that may be beyond our control and may cause results to differ from management’s current expectations, which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS

                          Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

                  Consolidated Comparative Financial Statements

                  For the Years Ended December 31, 2000 & 1999

Table of Contents

Independent Accountant's Opinion                                       F-1
Consolidated Comparative Balance Sheets                                F-2
Consolidated  Comparative Income Statements                            F-4
Consolidated Comparative Statements of Shareholders' Equity            F-5
Consolidated Comparative Statements of Cash Flow                       F-6
Notes to Consolidated Comparative Financial Statements                 F-7

TERANCE L. KELLEY
Certified Public Accountant

                                                         3250 West Market Street
                                                            Fairlawn, Ohio 44333
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

To Mr. Gary Kovner
President

Home Financing Centers, Inc.
(Formerly Kentex Energy, Inc.)

We have audited the accompanying Consolidated Comparative Balance Sheets of Home
Financing Centers, Inc. (formerly Kentex Energy, Inc.) as of December 31, 2000 and 1999 and the related Consolidated Comparative Statements of Income, Retained
Earnings and Cash Flow for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted the audit in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation.
We believe that this audit provides a reasonable basis for our opinion.

The accompanying comparative financial statements have been prepared assuming the Company will continue to operate as a going concern. As discussed in Note M to the comparative consolidated financial statements, the Company had a Net Loss of $ 718,694 in 2000 together with a working capital deficiency of $ 131,371 in
2000 and $ 46,741 in 1999. These conditions raise substantial doubt about the
Company's ability to continue as a going concern. In order for the Company to continue as a going concern it must be successful in raising equity and by increasing profitable revenues. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There is no provision for Income Taxes included in the December 31, 1999 consolidated income statements since the Corporation was taxed as a SubChapter S
Corporation and taxes are considered the responsibility of the shareholder.

In our opinion, the consolidated comparative financial statements referred to above present fairly, in all material respects, the financial position of Home
Financing Centers, Inc., (formerly Kentex Energy, Inc.) as of December 31, 2000 and 1999 and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Terance L. Kelley CPA
January 19, 2001

                          Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

                     Consolidated Comparative Balance Sheets

                                      As of
                                   December 31,
-------------------------------------------------------------------------------

                                     ASSETS
                                     ------
                                                        2000           1999
                                                     -----------    -----------

Current Assets:
   Cash                                              $    10,150    $    16,590
   Restricted Cash                                           540            131
   Accounts & Notes Receivable                             4,102        100,000
   Shareholder Loan Receivable                           132,299        136,854
   Prepaid Insurance                                       4,382          1,643
   Prepaid Taxes                                             455             --
                                                     -----------    -----------
                                                     $   151,928    $   255,218

Fixed Assets:
   Office Furniture                                        6,123          6,123
   Office Equipment                                       28,728         23,873
   Computer Equipment                                      7,715             --
   Leasehold Improvements (Net of Amortization)           23,737             --
                                                     -----------    -----------
                                                          66,303         29,996
   Less: Accumulated Depreciation                         19,296         12,164
                                                     -----------    -----------
                                                     $    47,007    $    17,832

Other Assets:
   Deposits                                                1,243          1,243
   Computer Software, Net of Amortization                 78,732          2,420
   Cash Surrender Value of Officer's Life Insurance       11,530          4,515
   Organization Costs, Net of Amortization                    27             --
                                                     -----------    -----------
                                                     $    91,532    $     8,178
                                                     -----------    -----------

Total Assets                                         $   290,467    $   281,228
                                                     ===========    ===========

   The Accompanying Notes Are An Integral Part of These Financial Statements

                          Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

                     Consolidated Comparative Balance Sheets

                                      As of
                                  December 31,
-------------------------------------------------------------------------------

                                   LIABILITIES
                                   -----------

                                                         2000           1999
                                                     -----------    -----------

Current Liabilities:
   Current Portion of Long Term Debt                 $    10,498    $        --
   Line of Credit Payable                                 73,009         81,666
   Unsecured Revolving Credit Outstanding                 66,434             --
   Escrow Deposits Payable                                 7,997             --
   Accounts Payable                                       65,361        178,155
   Accrued Profit Sharing                                 60,000         30,000
   Accrued & Withheld Taxes                                   --         12,138
                                                     -----------    -----------
                                                     $   283,299    $   301,959

Long Term Debt
   Note Payable                                      $    45,961    $        --
   Less: Current Portion                                  10,498             --
                                                     -----------    -----------
                                                     $    35,463    $        --
                                                     -----------    -----------

Total Liabilities                                    $   318,762    $   301,959

Minority Interest                                    $         1    $        --

                              SHAREHOLDER'S EQUITY
                              --------------------

   Common Stock,($0.001 Par Value)
      50,000,000 Shares Authorized,
      21,801,360 Shares Issued & Outstanding
      in 1999 & 18,610,457 Shares
      Issued & Outstanding 2000                           18,611         21,801

   Convertible Preferred Stock,
      ($0.01 Par Value), 2,000,000 Authorized
      1,615 Issued & Outstanding in 1999 & 2000               16             16

   Additional Paid In Capital                          1,009,495        295,176

   Retained Earnings                                  (1,056,418)      (337,724)
                                                     -----------    -----------
                                                     $   (28,296)   $   (20,731)
                                                     -----------    -----------

Total Liabilities & Shareholder's Equity             $   290,467    $   281,228
                                                     ===========    ===========

    The Accompanying Notes Are An Integral Part of These Financial Statements

                          Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

                     Consolidated Comparative Income Statements

                               For the Years Ended
                                  December 31,
------------------------------------------------------------------------------

                                                      2000            1999
                                                  ------------    ------------

Net Mortgage Fees Earned                          $    186,223    $    547,148
                                                  ------------    ------------

Cost Of Closing:
   Appraisal Fees                                       12,055          43,648
   Closing Expenses                                      8,138           4,638
   Referral Fees                                         6,167          32,958
   Credit Report Fees                                    3,440          12,188
   Delivery Cost                                           637           3,573
   Title Fees                                            5,585              --
   Internet Services                                    23,092          16,595
   Other Miscellaneous Fees                                612           3,451
                                                  ------------    ------------
Total Costs Of Closing                            $     59,726    $    117,051

Gross Profit                                      $    126,497    $    430,097
                                                  ------------    ------------

Selling, General & Administrative Expenses        $    841,821    $    753,560
                                                  ------------    ------------

Operating Income (Loss)                           $   (715,324)   $   (323,463)

Other (Deductions):
   Interest Income                                $     10,975    $          4
   Other Income                                             81              --
   Gain on Extinguishment of Debt                           --    $    311,000
   Interest Expense                                    (14,426)         (6,549)
                                                  ------------    ------------

Income (Loss) Before Income Taxes                 $   (718,694)   $    (19,008)

Income Tax Expense (Benefit)                      $         --    $         --
                                                  ------------    ------------

Net Income (Loss)                                 $   (718,694)   $    (19,008)
                                                  ============    ============

Earnings (Loss) Per Share                         $      (0.04)   $      (0.00)
                                                  ============    ============

Based on Weighted Average shares Outstanding of     17,651,731      16,627,124
                                                  ============    ============

    The Accompanying Notes Are An Integral Part of These Financial Statements

                          Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

                 Consolidated Statement of Shareholder's Equity

                               For the Years Ended
                           December 31, 2000 and 1999
-------------------------------------------------------------------------------

                                                                 Convertible
                                         Cmmon Stock          Preferred Stock        Additional       Retained
                                   # of Shares      $       # of Shares     $     Paid In Capital     Earnings         Total
                                  -----------   ---------   -----------    ---    ---------------    -----------    -----------

Balance - January 1, 1999          10,801,360   $  10,801         1,615     16    $       196,176    $  (316,716)   $  (109,723)

Stock Issued for Services
- Compensation                     11,000,000      11,000            --     --             99,000             --    $   110,000

Net Income                                 --          --            --     --                 --        (19,008)       (19,008)

Distributions                              --          --            --     --                 --         (2,000)        (2,000)
                                  -----------   ---------   -----------    ---    ---------------    -----------    -----------
Balance - December 31, 1999        21,801,360   $  21,801         1,615     16    $       295,176    $  (337,724)   $   (20,731)

Stock Issued in Exchange For
Kentex Liabilities                 28,000,000      28,000            --     --            252,000             --        280,000

Reverse Stock Split - 50 for 1    (48,804,270)    (48,804)           --     --             48,804             --             --

Stock Issued for Reverse Merger
with Kentex Energy, Inc.           15,630,034      15,630            --     --            155,571             --        171,201

Stock Issued for Services -         1,203,110       1,203            --     --             10,828             --         12,031
Investor Relations

Stock Sold                            780,223         780            --     --            247,116             --        247,896

Net Loss for Year 2000                     --          --            --     --                 --       (718,694)      (718,694)
                                  -----------   ---------   -----------    ---    ---------------    -----------    -----------
Balance - December 31, 2000        18,610,457   $  18,611         1,615     16    $     1,009,495    $(1,056,418)   $   (28,296)
                                  ===========   =========   ===========    ===    ===============    ===========    ===========

    The Accompanying Notes Are An Integral Part of These Financial Statements

                          Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

                Consolidated Comparative Statements of Cash Flow

                                      As of
                                   December 31,
-------------------------------------------------------------------------------

                                                                          2000         1999
                                                                       ---------    ---------

RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:

      Net Income                                                       $(718,694)   $ (19,008)

      Adjustments to Reconcile Net Income to Net Cash
        Provided (Used) by Operating Activities:
          Depreciation                                                     7,132        5,649
          Amortization                                                    11,498          163
          Expenses paid by Issuance of Common Stock                       12,031      110,000

      Change in Current Assets and Liabilities:
        (Increase) Decrease in Accounts Receivable                        95,898     (100,000)
        (Increase) in Prepaid Insurance                                   (2,739)      (1,643)
        (Increase) in Prepaid Taxes                                         (455)          --
        Increase (Decrease) in Accounts Payable                         (112,794)       7,419
        Increase in Escrow Deposits Payable                                7,997           --
        Increase in Accrued Profit Sharing                                30,000       10,000
        Increase (Decrease) in Accrued & Withheld Taxes                  (12,138)      12,138
                                                                       ---------    ---------
          Total Adjustments                                            $  36,430    $  43,726
                                                                       ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              $(682,264)   $  24,718

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital Expenditures                                               (38,943)      (4,557)
      Development of Computer Software                                   (85,174)          --
      Proceeds from Issuance of Common Stock                             699,097           --
      (Increase) in Cash Surrender Value of Officer's Life Insurance      (7,015)      (2,265)
      Purchase of MAS Acquisition, Inc. Organization Costs                   (27)          --
      Refund of Deposits                                                      --          100
      Distributions Paid                                                      --       (2,000)
                                                                       ---------    ---------
NET CASH (USED BY) INVESTING ACTIVITIES                                $ 567,939    $  (8,722)

CASH FLOWS FROM FINANCING ACTIVITIES
      Decrease (Increase) in Restricted Cash Accounts                       (409)       2,308
      Borrowings on Note Payable                                          54,461           --
      Payments on Note Payable                                            (8,500)     (37,881)
      Borrowings on Line of Credit                                        78,606       48,829
      Payments on Line of Credit                                         (87,262)          --
      Net Borrowings from Credit Cards                                    66,434           --
      (Payments) Borrowings on Shareholder Loan Receivable                 4,555      (39,153)
                                                                       ---------    ---------
NET CASH FROM (USED BY) FINANCING ACTIVITIES                           $ 107,885    $ (25,897)
                                                                       ---------    ---------

NET (DECREASE) IN CASH                                                 $  (6,440)   $  (9,901)

CASH BALANCE, BEGINNING OF YEAR                                        $  16,590    $  26,491
                                                                       ---------    ---------

CASH BALANCE, END OF YEAR                                              $  10,150    $  16,590
                                                                       =========    =========

CASH PAID DURING THE YEAR FOR:
   Interest                                                            $  14,426    $   6,549
                                                                       =========    =========

    The Accompanying Notes Are An Integral Part of These Financial Statements

                        Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

             Notes to Consolidated Comparative Financial Statements

                           December 31, 2000 and 1999
-------------------------------------------------------------------------------

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

Business Activity

The company formerly Kentex Energy, Inc. was originally incorporated on May 6,
1968 in the State of Nevada as Arizona-Nevada Gold Copper and Silver Mining
Company. The name was changed to Arizona-Nevada Mining Company on December 30,
1968. On July 9, 1982 the name was changed to International Texas Industries,
Inc. This Company has been inactive for many years and its last 10-K filing with the Securities and Exchange Commission (SEC) was on July 20, 1989. On December
10, 1997 International Texas Industries, Inc. was reinstated as a Company in good standing in the state of Nevada. On June 11, 1998 the Company changed the name to Kentex Energy, Inc. On January 13, 2000 the Company agreed to merge with
Home Financing Centers, Inc. (HFCI). As part of the exchange, the Company agreed to change its name to Home Financing Centers, Inc.

The Home Financing Centers, Inc. was formed in May, 1993 to provide residential mortgage loans, refinancing and home equity loans. The company's offices are located in Swampscott, Massachusetts.

                          Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

             Notes to Consolidated Comparative Financial Statements

                           December 31, 2000 and 1999
-------------------------------------------------------------------------------

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Basis of Financial Statement Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting and are consolidated using the equity method of accounting. The accounting method recognizes revenues in the accounting period in which they are earned and expenses when they are incurred regardless of when cash is paid or received.

Company Subsidiaries

The company has the following subsidiaries :

Home Financing Centers, Inc.       100% Owned

MAS Acquisition X Corp.            96.83% Owned

Income Taxes

The acquired Company (HFCI) was treated as a SubChapter S Corporation for tax purposes which required all income or losses to be treated for tax purposes on the individual shareholder's return. This tax status has been revoked. The successor Company (HFCI Formerly Kentex Energy, Inc.) is taxed as a C
Corporation.

The Company has Net Operating Losses of $ 704,218 which is available to offset taxable income in the future.

                          Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

             Notes to Consolidated Comparative Financial Statements

                           December 31, 2000 and 1999
-------------------------------------------------------------------------------

NOTE B - CASH - RESTRICTED BALANCES

As part of a contractual relationship with the company's lendors certain fees earned by the company are not immediately available. The fees are required to remain on deposit with the lendor until certain reserves are met. Additionally, the Company acts as an escrow agent for certain closings by specific lendors.
The Company can only access these funds after a settlement sheet is presented by the title company at closing.

NOTE C - RELATED PARTY TRANSACTIONS

Shareholder Loan Receivable

The shareholder borrows funds from the company in anticipation of an earnings distribution. No formal written agreement exists for this loan.

Lease of Office Building

The Company rents its' office building from the shareholder on twelve month lease at $1,000 per month.

NOTE D - CONCENTRATIONS OF RISK

The Company's business activities are concentrated in the New England area and are subject to risk based on the economies in that geographical area

                          Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

             Notes to Consolidated Comparative Financial Statements

                           December 31, 2000 and 1999
-------------------------------------------------------------------------------

NOTE E - FIXED ASSETS

Fixed Assets are carried at historical cost. The depreciation of the Property and Equipment is provided using the straight-line method for financial reporting purposes.

The estimated useful lives of the assets are as follows:

            Office Furniture                             7  Years
            Office Equipment                             5  Years
            Computer Equipment                           3  Years

Expenditures for maintenance and repairs are charged to expense as incurred.

NOTE F - COMPUTER SOFTWARE

The Company capitalizes its software costs and amortizes these costs over five years.

NOTE G - DEBT

Lines of Credit

The Company has two Lines of Credit, one in the amount of $ 75,000, with $25,000 outstanding at December 31, 2000. This line bears interest at prime plus 1 1/2%.
and is due on demand. The other Line of Credit is in the amount of $ 50,000 with
$48,009 outstanding. This line bears interest at 10% (fixed) and is due on demand.

Warehouse Line of Credit

The Company had a Warehouse Line of Credit in the amount of $ 1,000,000, with no outstanding balance at December 31, 1999. This line expired at the end of July,
2000 and was not renewed by the Company.

                          Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

             Notes to Consolidated Comparative Financial Statements

                           December 31, 2000 and 1999
-------------------------------------------------------------------------------

NOTE G - DEBT (Cont.)

Note Payable

The Company signed a 60 Month Note Payable in the amount of $ 45,961 this note accrues interest at 15.99% and is payable at $1,416.67 per month has 54 months remaining and is payable as follows:

                                                  Amount.
                                                 --------

                    2001                         $ 10,498
                    2002                           12,306
                    2003                           14,424
                    2004                            8,733
                    2005                                -
                                                 --------

                                                 $ 45,961.
                                                 ========

Unsecured Revolving Credit Outsanding

The Company uses credit cards for purchases of Office Supplies, Computer
Equipment and Travel and Entertainment expenses. At December 31, the following balances were outstanding:

                                                        2000             1999
                                                      ---------       ---------

Bank Credit Cards with an available line
of credit in the amount $ 175,000,
accruing interest at rates of 10.50% to 22.48%
with 5% of the outstanding balance
due each month                                        $  66,534       $       -

A Travel Card with an unlimited credit limit
due each  30 day payoff cycle.                         (100)              _
                                                      ---------       ---------

                                                      $  66,434.      $       -
                                                      =========       =========

                          Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

             Notes to Consolidated Comparative Financial Statements

                           December 31, 2000 and 1999
-------------------------------------------------------------------------------

NOTE H - RENTALS UNDER OPERATING LEASES

The Company has Office buildings and Office Equipment under operating leases that expire over the next three years.

The following is a schedule of the minimum rental payments required under the operating leases that have remaining non-cancelable lease terms.

                  Year Ended
                  December 31,                    Amount.
                  ------------                    -------
                      2000                         11,513
                      2001                          3,513
                      2002                          2,508
                      2003                              -
                      2004                              -.
                                                  -------
                                                  $17,534.
                                                  =======

NOTE I - ACQUISITION OF MAS ACQUSITION X CORP.

On April 26, 2000 the Company exchanged 315,000 of its common stock with MAS
Capital, Inc. and acquired 96.835% of MAS Acquisition X Corp. an Indiana
Company.

NOTE J - COMPANY REORGANIZATION

On April 18, 2000 the Company shareholder exchanged his stock with Kentex
Energy, Inc. Over the Counter (OTCBB). As part of the exchange Kentex Energy, inc. agreed to change its name to Home Financing Centers, Inc. pursuant to a planned reorganization.

                          Home Financing Centers, Inc.
                         (Formerly Kentex Energy, Inc.)

             Notes to Consolidated Comparative Financial Statements

                           December 31, 2000 and 1999
-------------------------------------------------------------------------------

NOTE K - GOING CONCERN

The accompanying comparative financial statements have been prepared assuming the Company will continue to operate as a going concern. The Company has an accumulated deficit of $ 1,056,418 and a net loss of $718,694 in 2000, together with a working capital deficiency of $131,371 in 2000 and $ 46,741 in 1999.
These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company is in the process of seeking sources of capital to satisfy these deficiencies. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 7, 2000, we informed Stark Tinter & Associates, LLC that it had been dismissed as our principal accountants. The decision to change our principal accountants was recommended and approved by our Board of Directors. The change in accountants was prompted by the acquisition by which Home Financing became the parent company of MAS Acquisition X Corp. Stark Tinter & Associates has been the principal accountants of MAS Acquisition X Corp. Stark Tinter & Associates’ report on the financial statements neither contained an adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Stark Tinter & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. We have authorized the former accountants to respond fully to all inquires of the successor accountant concerning any matter.

On July 7, 2000, we engaged Cerasi, Kraus & Associates as our principal accountants. Cerasi, Kraus & Associates had been the accountants of record of Home Financing Centers, Inc. prior to the acquisition by which Home Financing became the parent company of MAS Acquisition X Corp.

On November 22, 2000, Cerasi, Kraus & Associates, Inc. disengaged themselves as our principal accountants. The decision to disengage themselves was made because Cerasi, Kraus & Associates, Inc. felt it lacked the experience needed to audit companies that report under the Securities Exchange Act. Cerasi, Kraus & Associates, Inc. recommended the engagement of Terance Kelley, CPA, a member of the SEC private practice section of the AICPA. Our Board of Directors approved the change in accountants. Cerasi, Kraus & Associates’ report on the financial statements neither contained an adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. We have authorized the former accountants to respond fully to all inquires of the successor accountant concerning any matter.

On November 22, 2000, we engaged Terance L. Kelley, CPA as our principal accountant.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our Management

The person listed in the table below is our sole present director and executive officer.

Name                  Age           Position
-------------------------------------------------------------------------------
Darius Panah          39            Chief Executive Officer, Director
Gary J. Kovner        43            President and Chairman of the Board

Our directors are elected annually to serve for one year and hold office until the next annual meeting of the shareholders and until their successors are elected and qualified. Our Board of Directors may increase the size of the Board of Directors. Any director who fills a position created by the Board of Directors serve until the next annual meeting of the shareholders. Our officers are elected by the Board of Directors at the first meeting after each annual meeting of our shareholders, and hold office until their death, resignation or removal from office.

We presently do not have an Audit Committee of the Board of Directors.

Management Profile

Darius Panah, Chief Executive Officer and Director: Darius Panah became our Chief Executive Officer on April 2, 2001 and a director on April 9, 2001. In 1998, Mr. Panah co-founded Liberty Lending Corporation, a mortgage conduit fund, located in McLean, Virginia, where he served as Chief Executive Officer and President until 1998. From January 2000 to April 2001, Mr. Panah worked as independent consultant. From 1995 to 1996, Mr. Panah served as Executive Vice President for Mortgage Edge Corporation, a lending institution located in McLean, Virginia. From 1993 to 1995, Mr. Panah served as Executive Vice President at Union Financial Corporation, the residential and commercial conduit arm of Union Federal Savings Bank, where he was in charge of Strategic Corporate Alliances and National Conduit Sales. Mr. Panah was graduated from American University in 1981with a B.S. degree in Finance and a B.S. degree in Real Estate.

Gary J. Kovner, President and Director: Gary Kovner has served as President and Chairman of the Board of Home Financing Centers since January 2000. Mr. Kovner served as Chief Executive Officer from January 2000 until April 2000. Mr. Kovner is the founder of Home Financing Centers' predecessor, Home Financing Centers, Inc., a Massachusetts corporation, which has been in business since 1993. Mr. Kovner is a member of the National Association of Mortgage Brokers, Massachusetts Mortgage Association, New York Association of Mortgage Brokers and the Massachusetts Mortgage Bankers Association. Mr. Kovner received the 1997 "Leaders Making a Difference" award given by Banker & Tradesman, the Real Estate, Banking and Commercial Weekly for Massachusetts. Mr. Kovner was graduated from the University of Massachusetts in 1980 with a B.A. in Economics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock. Such persons are also required by SEC regulations to furnish us with copies of all such Section 16(a) forms they file. Based solely on a review of the copies of such reports furnished to us, we are not aware of any delinquencies in the filing of such reports, except that, as of April 25, 2001, Mr. Kovner had not yet filed all forms and reports required to be filed pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended.

ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth information concerning the annual and long -term compensation during our last three fiscal years of our Chief Executive Officer and other most highly compensated employees and all of our other officers and directors.

In reviewing the Summary Compensation Table below, consider that in April 2000, Home Financing Centers acquired substantially all of the equity of MAS Acquisition X Corp. We have elected to report as Home Financing Centers. In connection with the change in reporting entities, our fiscal year end is December 31. MAS had a fiscal year end of March 31.

                                                        Annual Compensation
                                                        -------------------
                                                                                                    All Other
Name and Principal Position                  Year                 Salary             Bonus         Compensation
---------------------------                  ----                 ------             -----         ------------
Gary Kovner (a)                              2000                $114,400                $0        $38,520 (a)
  President and                              1999                $130,738          $ 25,568        $30,000 (b)
  Chairman Of the Board                      1998                $124,492          $108,759             $0
Aaron Tsai (d)                               2000                      $0                $0             $0
  Former President and Director              1999                      $0                $0             $0
                                             1998                      $0                $0             $0
_____
(a)	Fiscal year 2000 compensation refers to the operations of Home Financing Centers for the period January 1 through December 31, including compensation earned prior to Home Financing Centers’ acquisition of MAS Acquisition X Corp. in April 2000. Compensation for fiscal years 1999 and 1998 refer to the operations of Home Financing Centers Inc., a Massachusetts corporation, which was a privately-held company at the time.
(b)	Refers to costs to Home Financing Centers of certain benefits received by Mr. Kovner, including automobile payments of $6,670 and life insurance premiums $1,850. We are obligated to make contributions of $30,000 to a money purchase pension plan and a profit sharing plan for the benefit of Mr. Kovner, which was not paid to date.
(c)	Refers to costs to Home Financing Centers of our contribution to a money purchase pension plan for the benefit of Mr. Kovner.
(d)	Resigned on May 16, 2000 in connection with Home Financing Centers’ acquisition of MAS Acquisition X Corp. Compensation refers to the operations of MAS Acquisition X Corp.

Option/SAR Grants in Last Fiscal Year - Individual Grants

We did not grant any options during the fiscal year ended December 31, 2000 to those persons named in the preceding Summary Compensation Table.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

There were no option exercises in the fiscal year ended December 31, 2000 by any person named in the preceding Summary Compensation Table.

Director Compensation

We presently do not have a defined compensation plan for members of our Board of Directors. We reserve the right to compensate members of the Board of Directors for their services on the Board at reasonable rates, including by issuing stock options, and reimbursement of expenses for their attendance at each Board meeting. During the 2000 and 1999 fiscal years, we did not compensate members of the Board of Directors for their services, and we did not reimburse directors for their reasonable out-of-pocket expenses incurred in connection with their attendance at board meetings and for other expenses incurred in their capacity as directors.

Employment Agreements with Named Executive Officers

We have an oral employment agreement with Gary Kovner for his services as President through December 31, 2001, at an annualized salary of $114,000.

We have an oral at-will employment agreement with Darius Panah for his services as Chief Executive Officer through September 30, 2001, at an annualized salary of $150,000. Mr. Panah has agreed to defer his salary until July 2001.

We intend to enter long-term written employment agreements with our officers in the near future, which may include the granting of securities, bonuses, and benefits as may be determined by the Board of Directors.

Employee Plans

We provide our employees who have worked for Home Financing Centers for two years to participate in employee benefits plans.

Our Profit Sharing Plan is an individual account plan. The contributions are not fixed, but are discretionary up to a maximum deductible contributions of 15% of covered payroll. Contributions to the plan are not contingent upon our company having current or accumulated profits.

Our Money Purchase Pension Plan is also an individual account plan which contribution formula is 24% of covered payroll not to exceed $30,000 per individual participant.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

We are not aware of any person, excluding our management, who is the beneficial owner of 5% or more of the shares of our common stock, as of December 31, 2000. This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below.

Security Ownership of Management

The table below sets forth the shares of our common stock beneficially owned by each of our officers and directors, and by all of our officers and directors as a group as of April 19, 2001 when we had 18,852,123 shares of common stock outstanding. This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below. All persons named in the table have the sole voting and dispositive power with respect to common stock beneficially owned.

The address of each person named in the table is: Home Financing Centers, Inc., 112-114 Burrill Street, Swampscott, MA 01907.

Name and Address                          Amount and Nature           Percent
of Beneficial Owner                      of Beneficial Owner          of Class
-------------------                      -------------------          --------

Gary J. Kovner                                    13,079,700             69.4%
Darius Panah                                               0              0.0%
All present officers and directors
   as a group (2 persons)                         13,079,700             69.4%

Changes in Control

We do not have any arrangements which may result in a change in control.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The issuances of the securities described below have not been adjusted for either a 2000:1 reverse stock split effected on May 31, 1998 or a 50:1 reverse stock split effect on January 7, 2000.

Home Financing Centers, Inc., a Nevada corporation

In December 1999, we sold 11,000,000 shares of our restricted common stock to Matthew Markin, our company's President, for $15,000.

We maintain our executive offices in approximately 1,568 square feet at Swampscott, Massachusetts at a current yearly rent of $12,000, pursuant to a year to year lease expiring on August 31 of each year, subject to automatic renewal for an additional one year period, unless earlier terminated upon sixty days' written notice, from Gary Kovner, our President, Chairman of the Board, and our largest shareholder. We believe that our facility is suitable as our executive offices and we have no present intentions to renovate or improve our facility or seek new facilities. Our facility is adequately covered by insurance. We intend to seek renewal of the lease for another one year term at prevailing market rate.

On February 3, 2000, we acquired all of the outstanding equity of Home Financing Centers, Inc., a Massachusetts corporation, from its sole shareholder, officer and director, Gary Kovner.

In April 2000, we entered into agreements by which we acquired approximately 97% of the outstanding capital of MAS Acquisition X Corp., an Indiana corporation. MAS Acquisition X Corp. was incorporated on October 7, 1996 in the State of Indiana, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. MAS Acquisition X Corp. became a reporting company in June 1999 on voluntary basis because its primary attraction as a merger partner or acquisition vehicle will be its status as a reporting public company. MAS Acquisition X Corp. had no material operations through February 2000. Edward DeFeudis entered into an agreement, dated as of April 26, 2000, with MAS Capital Inc., an affiliate of the management of MAS Acquisition X Corp. and the controlling shareholder of MAS Acquisition X Corp., by which DeFeudis acquired 8,250,000 shares of MAS Acquisition X Corp. from MAS Capital Inc. and MAS Capital Inc. acquired 315,000 shares of our common stock from DeFeudis' personally owned shares of Home Financing Centers. We entered into an agreement, dated as of April 26, 2000, with Edward DeFeudis, by which we acquired 8,250,000 shares of MAS Acquisition X Corp. from DeFeudis. In connection with the foregoing transactions, we entered into an agreement, dated as of April 26, 2000, with MAS Capital, Inc., whereby we agreed to issue at a future date shares of our common stock, the number of which was to be calculated at a future date when our common stock commenced trading on the OTC Bulletin Board, which is disputed and has not yet been issued. As a result of the transaction, the sole director and officer of MAS Acquisition X Corp. resigned and appointed Mr. Kovner to serve in those positions.

MAS Acquisition X Corp.

On October 7, 1996, MAS Acquisition X Corp. issued 8,500,000 shares of its restricted common stock to Aaron Tsai, the company's President, for $90, which was below the par value of $.001 per share, in reliance upon an exemption provided by Section 4(2) of the Securities Act of 1933.

On January 1, 1997, MAS Acquisition X Corp. issued 500 shares of its restricted common stock to former directors of the company as compensation for their services valued at $1 in reliance upon an exemption provided by Section 4(2) of the Securities Act of 1933.

On January 1, 1997, Aaron Tsai gifted 50,000 shares of his restricted common stock each to five former directors of the company for a total of 250,000 shares of common stock.

On September 30, 1998, MAS Acquisition X Corp. issued 750 shares of its restricted common stock to former directors of the company as compensation for their services valued at $1 in reliance upon an exemption provided by Section 4(2) of the Securities Act of 1933.

On March 31, 1997, MAS Acquisition X Corp. completed a distribution of 7,750 shares of its restricted common stock, valued at $8, to 31 non-U.S. persons as gifts in reliance upon an exemption provided by Regulation S of the Securities Act of 1933. MAS Acquisition X Corp. complied with the requirements of Regulation S by having no directed selling efforts made in the United States, ensuring that each persons is a non-U.S. person with address in a foreign country and having each persons made representation to MAS Acquisition X Corp. certifying that he or she is not a U.S. person and is not acquiring the securities for the account or benefit of a U.S. person other than persons who purchased Securities in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the securities in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of the Regulation S.

On September 30, 1998, MAS Acquisition X Corp. completed a distribution of 10,800 shares of its restricted common stock, valued at $11, to 108 non-U.S. persons as gifts in reliance upon an exemption provided by Regulation S of the Securities Act of 1933. MAS Acquisition X Corp. complied with the requirements of Regulation S by having no directed selling efforts made in the United States, ensuring that each persons is a non-U.S. person with address in a foreign country and having each persons made representation to MAS Acquisition X Corp. certifying that he or she is not a U.S. person and is not acquiring the securities for the account or benefit of a U.S. person other than persons who purchased Securities in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the securities in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of the Regulation S.

Home Financing Centers, Inc., a Massachusetts corporation

Upon incorporation on May 18, 1993, Home Financing Centers sold 100 shares of its restricted common stock having no par value to Gary J. Kovner, President and Chairman of the Board, for $100.

On February 3, 2000, all 100 shares of the outstanding equity of Home Financing Centers, Inc., a privately-held Massachusetts corporation, was acquired from the company's sole shareholder, Gary Kovner, by Home Financing Centers, Inc., a Nevada corporation.

Since 1997, Home Financing Centers, Inc. loaned Gary Kovner money from time to time. The loan bears interest at applicable Federal rate. As of December 31, 2000, the balance is $132,999.

Certain Open Market Stock Transactions

The following describes certain purchases of our common stock made by Gary Kovner in the open market:

       o    On January 31, 2000, he bought 500 shares at $3.00 per share.
      o    On February 3, 2000, he bought 500 shares at $3.00 per share.
      o     On February 23, 2000, he bought 500 shares at $3.00 per share.
      o      On March 2, 2000, he bought 500 shares at $3.00 per share.
      o      On March 7, 2000, he bought 200 shares at $3.00 per share.
      o      On March 13, 2000, he bought 100 shares at $3.00 per share.
      o      On March 14, 2000, he bought 200 shares at $3.00 per share.
      o      On April 6, 2000, he bought 2,000 shares at $1.25 per share.
      o      On April 13, 2000, he bought 5,000 shares at $1.25 per share.
      o      On April 18, 2000, he bought 2,000 shares at $1.00 per share.
      o      On April 19, 2000, he bought 3,000 shares at $0.80 per share.
      o      On April 20, 2000, he bought 500 shares at $1.00 per share.
      o      On May 5, 2000, he bought 500 shares at $0.625 per share.
      o      On May 31, 2000, he bought 9,000 shares at $0.875 per share.
      o      On July 3, 2000, he bought 5,000 shares at $0.70 per share.
      o      On July 14, 2000, he bought 1,000 shares at $0.60 per share.
      o      On July 31, 2000, he bought 1,000 shares at $0.55 per share.
      o      On October 2, 2000, he bought 4,000 shares at $0.55 per share.
      o      On October 31, 2000, he bought 3,500 shares at $0.57 per share.
      o      On December 19, 2000, he bought 12,900 shares at $0.375 per share.
      o      On December 29, 2000, he bought 2,500 shares at $0.43 per share.
      o      On January 3, 2001, he bought 2,000 shares at $0.43 per share.
      o      On January 5, 2001, he bought 500 shares at $0.43 per share.
      o      On January 10, 2001, he bought 1,000 shares at $0.43 per share.
      o      On January 22, 2001, he bought 1,000 shares at $0.49 per share.
      o      On January 24, 2001, he bought 1,000 shares at $0.625 per share.
      o      On January 30, 2001, he bought 1,000 shares at $0.625 per share.
      o      On March 7, 2001, he bought 1,000 shares at $0.30 per share.
      o      On March 26, 2001, he bought 3,000 shares at $0.33 per share.
      o      On April 12, 2001, he bought 15,000 shares at $0.31 per share.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibits required to be filed by Item 601 of Regulation SB are included in Exhibits to this Report as follows:

Exhibit           Description
-------           -----------

2.1*              Plan and Agreement of Reorganization between Home Financing Centers, Inc., a Nevada corporation and Home Financing
                  Centers, Inc. a Massachusetts corporation.
2.2*              Agreement between Home Financing Centers, Inc., a Nevada corporation, and MAS Capital Inc.
2.3*              Stock Exchange Agreement between DeFeudis and MAS Capital Inc.
3(i)(1)*          Articles of Incorporation of Arizona Nevada Gold-Copper and Silver Mining Company
3(i)(2)*          Amendment to the Articles of Incorporation of Arizona-Nevada Mining Company
3(i)(3)*          Articles of Amendment to the Articles of Incorporation
3(i)(4)*          Articles of Amendment to the Articles of Incorporation of International Texas Industries, Inc.
3(i)(5)*          Certificate Amending Articles of Incorporation of International Texas Industries, Inc.
3(i)(6)*          Certificate Amending Articles of Incorporation of International Texas Industries, Inc. to change name to Home
                  Financing Centers, Inc.
3(ii)*            By-laws
11*               Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to "Financial Statements"
                  of Part II - Item 7, contained in this Form 10-KSB.
16.1              Letter of Stark Tinter & Associates, LLC on change in certifying accountant incorporated by reference to report on
                  Form 8-K filed on July 10, 2000.
16.2*             Letter of Cerasi, Krauss & Associates, Inc. on change in certifying accountant
21*               Subsidiaries of the Registrant
------
*        Filed herewith.

Report on Form 8-K

We did not file a report on Form 8-K during the last quarter of the period covered by this report on Form 10-KSB.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HOME FINANCING CENTERS, INC.

                                           By:      /s/ Gary J. Kovner
                                                    ------------------
                                                    Gary J. Kovner, President

                                           Dated:  May 4, 2001

        In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

SIGNATURES               TITLE                                       DATE
----------               -----                                       ----

/s/ Gary J. Kovner       Chairman of the Board and President         May 4, 2001
------------------
Gary J. Kovner

/s/ Darius Panah         Chief Executive Officer and Director        May 4, 2001
------------------
Darius Panah