Form 10QSB
period 2001-03-31
HOME FINANCING CENTERS INC/MA
filed 2001-06-25
CIK 1081374

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

        (Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 0-25795

HOME FINANCING CENTERS, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	94-3238130 (I.R.S. Employer Identification No.)

112-114 Burrill Street, Swampscott, MA 01907
(Address of principal executive offices)

(781) 596-1992
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. YES [X] NO [  ]

As of March 31, 2001, the issuer had 18,874,933 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

HOME FINANCING CENTERS, INC.

FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2001

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	11
Item 2.	Changes in Securities	11
Item 5.	Other Information	12
Item 6.	Exhibits and Reports on Form 8-K	12

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Home Financing Centers, Inc.
(Formerly Kentex Energy, Inc.)
Consolidated Comparative Balance Sheets
(Unaudited)

As of March 31,

                                     ASSETS
                                     ------

                                                             2001         2000
                                                           --------     --------
Current Assets:
 Cash                                                      $ 14,989     $163,810
 Restricted  Cash                                               905          623
 Accounts & Notes Receivable
 Shareholder Loan Receivable                                 92,299      136,854
 Prepaid Insurance                                            2,727          657
 Prepaid Taxes                                                  455         --
                                                           --------     --------
                                                           $111,375     $301,944

Fixed Assets:
 Office Furniture                                             6,123        6,123
 Office Equipment                                            28,728       25,468
 Computer Equipment                                           9,410         --
 Leasehold Improvements (Net of Amortization)                26,374         --
                                                           --------     --------
                                                             70,635       31,591
 Less: Accumulated Depreciation                              25,622       13,662
                                                           --------     --------
                                                           $ 45,013     $ 17,929

Other Assets:
 Deposits                                                     1,243        1,243
 Computer Software, Net of Amortization                      74,342       33,186
 Cash Surrender Value of Officer's Life Insurance            11,530        4,515
 Organization Costs, net of Amortization                         27         --
 Prepaid Taxes                                               12,374         --
                                                           --------     --------
                                                           $ 87,142     $ 51,318

                                                           --------     --------
Total Assets                                               $243,530     $371,191
                                                           ========     ========

Home Financing Centers, Inc.
(Formerly Kentex Energy, Inc.)
Consolidated Comparative Balance Sheets
(Unaudited)

As of March 31,

                                  LIABILITIES
                                  -----------

                                                            2001          2000
                                                         ----------     --------
Current Liabilities:
 Current Portion of Long Term Debt                       $   70,395     $   --
    Line of Credit Payable                                   75,162       86,227
 Unsecured Revolving Credit Outstanding                      85,732         --
 Accounts Payable                                           139,226       10,689
 Accrued Profit Sharing                                      60,000       30,000
 Accrued Interest                                               313         --
 Accrued & Withheld Taxes                                      --          9,138
                                                         ----------     --------
                                                         $  430,828     $136,054

Long Term Debt
 Note Payable                                            $   43,515     $   --
 Convertible Note Payable                                    60,000         --
                                                         ----------     --------
                                                            103,515         --
 Less: Current Portion                                       70,395         --
                                                         ----------     --------
                                                               --       $ 33,120

                                                         ----------     --------
Total Liabilities                                        $  463,948     $136,054

 Minority Interest                                       $        1     $   --

                              SHAREHOLDERS' EQUITY

Common Stock,($0.001 Par Value)
  50,000,000 Shares Authorized,
  16,827,122 Shares Issued & Outstanding in 2000
  & 18,874,933 Shares Issued & Outstanding in 2001           18,875       16,827

Convertible Preferred Stock,
  ($0.01 Par Value) 2,000,000 Authorized
  1,615 Issued & Outstanding in 2000 & 2001                      16           16

 Additional Paid In Capital                               1,033,578      528,650

 Retained Earnings                                       (1,272,888)    (310,356)
                                                         ----------     --------
                                                         $ (220,419)    $235,137

                                                         ----------     --------

Total Liabilities & Shareholders' Equity                 $  243,530     $371,191
                                                         ==========     ========

Home Financing Centers, Inc.
(Formerly Kentex Energy, Inc.)
Consolidated Comparative Income Statements
(Unaudited)

For the Three Months Ended March 31,

                                                         2001           2000
                                                       ---------      ---------

Net Mortgage Fees Earned                               $ 115,268      $  30,773
                                                       ---------      ---------

Cost Of Closing:
     Appraisal Fees                                       16,030          1,175
     Closing Expenses                                      8,010            519
     Referral Fees                                         8,647          1,035
     Credit Report Fees                                      997          4,866
     Delivery Cost                                        (1,290)          --
     Title Fees                                             --             --
     Internet Services                                     2,554         11,876
     Other Miscellaneous Fees                              5,252             86
                                                       ---------      ---------
Total Costs Of Closing                                 $  40,200      $  19,557

Gross Profit                                           $  75,068      $  11,216
                                                       ---------      ---------

Selling, General & Administrative Expenses             $ 283,111      $  93,099

                                                       ---------      ---------
Operating Income (Loss)                                $(208,043)     $ (81,883)

Other (Deductions):
  Interest Income                                      $    --        $    --
 Other Income                                               --             --
  Gain on Extinguishment of Debt                            --             --
  Interest (Expense)                                      (8,427)        (2,162)
                                                       ---------      ---------

Income (Loss) Before Income Taxes                      $(216,470)     $ (84,045)

Income Tax Expense (Benefit)                           $    --        $ (12,374)

                                                       ---------      ---------

Net Income (Loss)                                      $(216,470)     $ (71,671)
                                                       =========      =========
EARNINGS (LOSS)PER SHARE                               $   (0.01)     $   (0.00)
                                                       =========      =========

Home Financing Centers, Inc.
(Formerly Kentex Energy, Inc.)
Consolidated Statement of Shareholders' Equity
(Unaudited)

For the Quarter Ended March 31, 2001

                                                                 Convertible
                                         Cmmon Stock          Preferred Stock        Additional       Retained
                                  # of Shares       $       # of Shares     $     Paid In Capital     Earnings         Total
                                  -----------   ---------   -----------    ---    ---------------    -----------    -----------

Balance - January 1, 2001          18,610,457      18,611         1,615     16    $     1,009,495    $(1,056,418)   $   (28,296)

Stock Issued for Services
 - Business Consulting                264,476         264            -       -             24,083              -         24,347

Net Loss                                    -           -            -       -                  -       (216,470)      (216,470)
                                  -----------   ---------   -----------    ---    ---------------    -----------    -----------

Balance - December 31, 2000        18,874,933   $  18,875         1,615    $16    $     1,033,578    $(1,272,888)   $  (220,419)
                                  ===========   =========   ===========    ===    ===============    ===========    ===========

Home Financing Centers, Inc.
(Formerly Kentex Energy, Inc.)
Consolidated Comparative Statements of Cash Flow
(Unaudited)

For the Three Months Ended March 31

                                                            2001         2000
                                                          ---------    ---------

RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
     Net Income                                           $(216,470)   $ (71,671)

Adjustments to Reconcile Net Income to Net Cash
  Provided (Used) by Operating Activities:
     Depreciation                                             2,369        1,498
     Amortization                                             5,709        1,757

  Change in Current Assets and Liabilities:
     (Increase) Decrease in Accounts Receivable               4,102      100,000
     (Increase) in Prepaid Insurance                          1,655          986
     (Increase) in Prepaid Taxes                               --        (12,374)
     Increase (Decrease) in Accounts Payable                 73,864     (167,427)
     Increase (Decrease) in Escrow Deposits Payable          (7,997)        --
     Increase in Accrued Profit Sharing                        --           --
     Increase in Accrued Interest                               313         --
     Increase (Decrease) in Accrued & Withheld Taxes           --         (3,000)
                                                          ---------    ---------
       Total Adjustments                                  $  80,015    $ (78,560)

                                                          ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 $(136,455)   $(150,231)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                       (1,695)      (1,595)
  Development of Computer Software                             --        (32,523)
  Proceeds from Issuance of Common Stock                     24,347      327,500
                                                          ---------    ---------
NET CASH (USED BY) INVESTING  ACTIVITIES                  $  22,652    $ 293,382

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease (Increase) in Restricted Cash Accounts              (365)        (492)
  Borrowings on Note Payable                                   --           --
  Payments on Note Payable                                   (2,446)      (4,500)
  Borrowings on Line of Credit                                7,399        9,061
  Payments on Line of Credit                                 (5,244)        --
  Net Borrowings from Credit Cards                           19,298         --
  Borrowings from Issuance of Convertible Notes Payable      60,000         --
  (Payments) Borrowings on Shareholder Loan Receivable       40,000         --
                                                          ---------    ---------
NET CASH FROM (USED BY) FINANCING ACTIVITIES              $ 118,642    $   4,069

                                                          ---------    ---------
NET (DECREASE) IN CASH                                    $   4,839    $ 147,220

CASH BALANCE,  BEGINNING OF YEAR                          $  10,150    $  16,590
                                                          ---------    ---------

CASH BALANCE, END OF PERIOD                               $  14,989    $ 163,810
                                                          =========    =========

CASH PAID DURING THE QUARTER FOR:
  Interest                                                $   8,427    $   2,162
                                                          =========    =========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements, included elsewhere herein, and the audited financial statements and the notes thereto, included in our Form 10-KSB for the years ended December 31, 2000 and December 31, 1999.

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

Results of Operations

For the Three Months Ended March 31, 2001

Revenue:

For the three months ended March 31, 2001, total revenues was $115,268 compared to $30,773 in the same period last year, an increase of $84,495 or approximately 307%. The revenue from both periods is primarily comprised of net mortgage brokerage fees earned. The increase in revenues is attributable to an increase in mortgage loan closings due to a favorable interest rate environment in 2001.

Cost of Goods Sold or Cost of Closings:

For the three months ended March 31, 2001, we incurred $40,200 in costs that were specifically identified to revenues as compared to $19,557 for the same period last year, an increase of approximately 106%. The increase in costs is primarily attributable to an increase in revenues and related increases in appraisal fees, closing expenses, referral fees, credit report fees and delivery costs.

Gross Profit:

For the three months ended March 31, 2001, we recognized a gross profit of $75,068 compared to a gross profit of $11,216 in the same period last year.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses for the three months ended March 31, 2001 totaled $283,111 compared to $93,099 for the same period last year, an increase of approximately 204%. The increase was primarily due to increases in professional fees to $136,997 associated with being a publicly held reporting company, in advertising expenses to $36,450, and in investor relations fees to $16,165.

Interest Expense:

For the period ended March 31, 2001, interest expense increased to $8,427 compared to $2,162 for the same period last year.

Net Loss:

We recognized a net loss of $216,470, or a loss of $0.01 per share, for the three month period ended March 31, 2001 compared to a net loss of $71,671, or a loss of $(0.00) per share, for the same period last year.

Liquidity and Capital Resources

While we experienced a net loss of $216,470 in three month period ended March 31, 2001, we experienced a net decrease in cash of $148,821 compared to the period ending March 31, 2000. At the end of March 31, 2001, we had a cash balance of $14,989. Cash flows from operating activities resulted in negative cash flows of $136,455, primarily due to a loss of $216,470, an increase in accounts payable to $73,864, a decrease in accounts receivable to $4,102, and an increase in depreciation and amortization to $8,078. At March 31, 2001, we had net cash in investing activities of $22,652.

In the three months ended March 31, 2001, we financed certain services performed for us, valued at $24,347, through the issuance of 264,476 shares of common stock. At March 31, 2001, we had net cash in financing activities of $118,642, which includes the issuance of a $60,000 convertible note payable, borrowings on a shareholder loan receivable of $40,000, and net borrowings of $19,298 on credit cards.

We have two lines of credit, one in the amount of $75,000, with $25,000 outstanding at March 31, 2001. This line bears interest at prime plus 1 1/2% and is due on demand. The other line of credit is in the amount of $50,000 with $50,162 outstanding as of March 31, 2001. This line bears interest at fixed rate of 10% and is due on demand.

We have a 60 month note payable with First Sierra Financial in the amount of $50,000. The note accrues interest at 15.99% and is payable at a rate of $1,416.67 per month for 51 months remaining as of March 31, 2001, leaving a balance of $43,515 as of March 31, 2001.

We use credit cards for purchases of office supplies, computer equipment, travel and entertainment expenses, and other operating expenses. As of March 31, 2001, we had a balance of $85,732 in credit card invoices.

We entered into payment terms with one creditor, Aracelli Beers, in exchange for services rendered, for a total of $64,387.03, payable over one year, to accrue interest at a rate of 8% per annum.

On April 20, 2001, MAS Capital Inc. filed a complaint in the Vanderburg Circuit Court, State of Indiana, alleging breach of contract and unjust enrichment and seeking judgment for the amount of unjust enrichment, prejudgment interest, costs, and post-judgment interest. We did not submit an answer to the complaint, and on May 29, 2001, MAS Capital Inc. submitted an application for default judgment. On May 31, 2001, the court granted MAS Capital Inc.'s application for default judgment in the amount of $120,584.31, plus prejudgment interest at the rate of 8% from November 23, 2000 until the date of judgment, plus post-judgment interest and costs. The judgment bears interest at a Indiana statutory rate per annum from the date of judgment until the amount is paid, all without relief from valuation and appraisement laws. Although we have not yet done so, we are considering various courses of action, including seeking to vacate the judgment and to institute claims against MAS Capital Inc. and its affiliate, Aaron Tsai, in the future. Our course of action will be dependent on our financial resources, which are limited. While we believe that MAS Capital Inc. is not entitled to shares under the agreement, if we are unsuccessful in seeking to vacate the judgement in a timely manner or in asserting claims against MAS Capital Inc., our financial position will be materially adversely affected and we may not be able to continue our business operations. We can give no assurance that we will be able to raise funds to contest the judgement, and if we do, we can give no assurance that we will prevail in the final disposition, or in any aspect, of this litigation.

We have experienced a period of rapid growth in costs that has placed a significant strain on our limited resources. To date, we have funded our operations through lines of credit, bank borrowings, sales of securities, and from operating revenues. Our inability to obtain sufficient credit and capital financing has limited operations and growth from inception. Our operations and growth strategy will require substantial additional capital to be fully implemented. We will also acquire capital to finance our course of action related to the litigation matter. Although we continue to use cash in operations, we believe that we have taken several steps in our effort to produce positive net income during the year 2001, including a decrease in advertising expenditures in 2001, a reduction or deferral in salaries of management, and the addition of a new Chief Executive Officer to execute our business model and implementation of specific cost cutting moves. We believe that we have identified sufficient sources to fund our course of action in the litigation matter as well as to fund our proposed growth strategy through acquisitions for the next six to twelve months.

Going Concern

The auditors' report to our financial statements for the year ended December 31, 2000 cites factors that raise substantial doubt about our ability to continue as a going concern. The factors are that we have incurred a net loss of $718,694 in fiscal year 2000 together with a working capital deficiency of $131,371 in fiscal year 2000 and $46,741 in fiscal year 1999. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Forward Looking Statements

The foregoing management discussion and analysis contains forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including demand for our services from homeowners and lenders, our ability to obtain additional financing, our ability to implement our growth strategy through acquisitions, and interest rate changes. Except for the historical information contained in this new release, all forward-looking information are estimates by management and are subject to various risks, uncertainties and other factors that may be beyond our control and may cause results to differ from management's current expectations, which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In connection with transactions by which we became the reporting successor to MAS Acquisition X Corp., we entered into an agreement, dated as of April 26, 2000, with MAS Capital, Inc., the principal shareholder of MAS Acquisition X Corp., whereby we agreed to issue at a future date shares of our common stock, the number of which was to be calculated at a future date when our common stock commenced trading on the OTC Bulletin Board. We believed that we had valid reasons for not issuing shares to MAS Capital Inc. under the agreement and we did not issue shares to MAS Capital Inc. under the agreement. On April 20, 2001, MAS Capital Inc. filed a complaint in the Vanderburg Circuit Court, State of Indiana, alleging breach of contract and unjust enrichment and seeking judgment for the amount of unjust enrichment, prejudgment interest, costs, and post-judgment interest. We did not submit an answer to the complaint, and on May 29, 2001, MAS Capital Inc. submitted an application for default judgment. On May 31, 2001, the court granted MAS Capital Inc.'s application for default judgment in the amount of $120,584.31, plus prejudgment interest at the rate of 8% from November 23, 2000 until the date of judgment, plus post-judgment interest and costs. The judgment bears interest at a Indiana statutory rate per annum from the date of judgment until the amount is paid, all without relief from valuation and appraisement laws. Although we have not yet done so, we are considering various courses of action, including seeking to vacate the judgment and to institute claims against MAS Capital Inc. and its affiliate, Aaron Tsai, in the future. While we believe that MAS Capital Inc. is not entitled to shares under the agreement, if we are unsuccessful in seeking to vacate the judgement in a timely manner or in asserting claims against MAS Capital Inc., our financial position will be materially adversely affected and we may not be able to continue our business operations. We can give no assurance that we will prevail in the final disposition, or in any aspect, of this litigation.

ITEM 2.   CHANGES IN SECURITIES

On February 20, 2001, we issued 22,810 shares of restricted common stock to Joseph Meuse for business consulting services related to mortgage licensing in a transaction deemed to be exempt under Section 4(2) of the Securities Act. We made a determination that Meuse was an accredited investor and a sophisticated person with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

On February 14, 2001, we issued a convertible promissory notes for $10,000 to an accredited investor. The note is payable upon demand. The note bears simple interest at the rate of 10% per year. The note holder has the right to convert the principal in restricted shares of our common stock. The conversion rate is at the average of closing bid price for the five days preceding our receipt of the holder's election to convert. The interest is to be paid in cash. We made a determination that the investor was an accredited investor and sophisticated person with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

On March 13, 2001, we issued a convertible promissory notes for $25,000 to an accredited investor. The note is payable upon demand. The note bears simple interest at the rate of 10% per year. The note holder has the right to convert the principal in restricted shares of our common stock. The conversion rate is at the average of closing bid price for the five days preceding our receipt of the holder's election to convert. The interest is to be paid in cash. We made a determination that the investor was an accredited investor and sophisticated person with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

On March 22, 2001, we issued a convertible promissory notes for $25,000 to an accredited investor. The note is payable upon demand. The note bears simple interest at the rate of 10% per year. The note holder has the right to convert the principal in restricted shares of our common stock. The conversion rate is at the average of closing bid price for the five days preceding our receipt of the holder's election to convert. The interest is to be paid in cash. We made a determination that the investor was an accredited investor and sophisticated person with enough knowledge and experience in business to evaluate the risks and merits of the transaction.

ITEM 5.   OTHER INFORMATION

On January 11, 2001, we entered into a consulting agreement with Aracelli Beers whereby Beers would render to us certain services related to identifying potential merger and acquisition targets involved in the mortgage industry and we would pay Beers at a rate of $255 per hours, plus expenses, within 15 days of submission of invoices. Through April 30, 2001, Beers submitted several invoices for services amounting to an aggregate of $64,387.03, which was not paid through May 31, 2001. On May 31, 2001, we agreed with Beers to make payment over the next year, as our cash flow allows, with interest accruing on the unpaid balance at a rate of 8% per year.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

Exhibit 10	Consulting Agreement with Aracelli Beers
Exhibit 11	Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to “Financial Statements” of Part I - Financial Information, Item 1 – Financial Statements, contained in this Form 10-QSB.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME FINANCING CENTERS, INC.

Dated: June 22, 2001	By: /s/ Gary J. Kovner Gary J. Kovner Chairman of the Board and President